Form 10QSB/A
period 2008-01-31
QUUIBUS TECHONOLOGY INC
filed 2008-03-18
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

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

Date: March 18, 2008	QUUIBUS TECHNOLOGY, INC.

	By:	/s/ Hossein Khakbaz Mohseni
Name: Hossein Khakbaz Mohseni
Title: President, Secretary, Treasurer, and Director
Principal Executive Officer and Principal Financial Officer and Accounting Officer