Form 10QSB
period 2008-04-30
QUUIBUS TECHONOLOGY INC
filed 2008-06-10
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

QUUIBUS TECHNOLOGY, INC.
(Exact name of registrant as specified in charter)

Nevada	000-52928	45-0560329
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification No.)

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

As of June 6, 2008, 2,525,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

Financial Statements-

Balance Sheet as of April 30, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended
April 30, 2008, the Periods Ended April 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended April 30, 2008, the
Period Ended April 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements April 30, 2008	F-5

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF APRIL 30, 2008
(Unaudited)

ASSETS

2008
Current Assets:
Cash in bank	$32,375
Prepaid rent	240
Total current assets	32,615
Total Assets	$32,615

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$1,600
Total current liabilities	1,600
Total liabilities	1,600

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.001 per share, 20,000,000 shares
authorized; 2,525,000 shares issued and outstanding	2,525
Additional paid-in capital	50,225
(Deficit) accumulated during the development stage	(21,735)
Total stockholders' equity	31,015
Total Liabilities and Stockholders' Equity	$32,615

The accompanying notes to financial statements are
an integral part of this balance sheet.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2008, THE PERIODS
ENDED APRIL 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH APRIL 30, 2008
(Unaudited)

	Three		Nine
	Months Ended	Period Ended	Months Ended	Period Ended	Cumulative
	April 30,	April 30,	April 30,	April 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative-
Legal fees	10,000	-	10,000	-	10,000
Transfer agent fees	2,203	-	2,203	-	2,203
Accounting and audit fees	1,500	-	4,500	-	4,500
Filing fees	1,097	-	3,183	-	3,183
Rent expense	360	120	1,080	120	1,560
Bank fees	53	-	161	-	201
Office supplies	-	-	88	-	88
Total general and administrative expenses	15,213	120	21,215	120	21,735
(Loss) from Operations	(15,213)	(120)	(21,215)	(120)	(21,735)
Other Income (Expense)	-	-	-	-	-
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(15,213)	$(120)	$(21,215)	$(120)	$(21,735)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$-	$(0.01)	$-
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,350,278	-	1,846,442	-

The accompanying notes to financial statements are
an integral part of these statements

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED APRIL 30, 2008, THE PERIOD ENDED
APRIL 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH APRIL 30, 2008
(Unaudited)

	Nine
	Months Ended	Period Ended	Cumulative
	April 30,	April 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(21,215)	$(120)	$(21,735)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net liabilities-
Prepaid rent	(240)	-	(240)
Accrued liabilities	(2,630)	120	1,600
Net Cash (Used in) Operating Activities	(24,085)	-	(20,375)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	46,250	-	66,250
Deferred offering costs	250	-	(13,500)
Net Cash Provided by Financing Activities	46,500	-	52,750
Net Increase in Cash	22,415	-	32,375
Cash - Beginning of Period	9,960	-	-
Cash - End of Period	$32,375	$-	$32,375

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

(1)       Summary of Significant Accounting Policies

      Basis of Presentation and Organization

Quuibus Technology, Inc. (“Quuibus” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on March 28, 2007. The business plan of Quuibus is focused on developing and offering a server-based software product for the creation of wireless communities. Quuibus intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. The Company’s goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks. The accompanying financial statements of Quuibus were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, Quuibus commenced a capital formation activity to effect a registration statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The registration statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, Quuibus completed an offering of its registered common stock as explained in Note 3.

      Unaudited Interim Financial Statements

The interim financial statements of Quuibus as of April 30, 2008, for the three-month and nine-month periods ended April 30, 2008, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Quuibus’ financial position as of April 30, 2008, and the results of its operations and its cash flows for the three-month and nine-month periods ended April 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of Quuibus as of July 31, 2007, filed with the SEC in its registration statement on Form SB-2 for additional information, including significant accounting policies.

      Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      Revenue Recognition

Quuibus is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement,

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

      Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended April 30, 2008.

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

Quuibus maintains a valuation allowance with respect to deferred tax assets. Quuibus establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Quuibus’ financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Quuibus generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

      Fair Value of Financial Instruments

Quuibus estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Quuibus could realize in a current market exchange. As of April 30, 2008, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

      Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the period ended April 30, 2008, Quuibus offset $13,500 in deferred offering costs to additional paid-in capital.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
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

      Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2008, and expenses for the three-month and nine-month periods ended April 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)       Development Stage Activities and Going Concern

Quuibus is currently in the development stage and has engaged in limited operations. Initial operations have included capital formation, organization, target market identification, and marketing plans. The business plan of Quuibus is focused on developing and offering a server-based software product for the creation of wireless communities. The Company intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. Quuibus’ goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks.

During the period from March 28, 2007, through April 30, 2008, Quuibus was incorporated and issued 1,600,000 to its directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a registration statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The registration statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, Quuibus completed an offering of its registered common stock as explained in Note 3.

While management of Quuibus believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be able to be successful in the development of its product, sale of its planned product, and services that will generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Quuibus as a going concern. The Company has incurred an operating loss since inception and has

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

no revenues to offset its operating costs. These and other factors raise substantial doubt about Quuibus’ ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)       Common Stock

Quuibus is authorized to issue 20,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On July 6, 2007, Quuibus issued 1,600,000 shares of common stock to its directors at a price of $0.0125 per share for cash proceeds of $20,000.

In addition, in 2007, the Company commenced a capital formation activity to effect a registration statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock at a price of $0.05 per share in the public markets. The registration statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, Quuibus completed the self-underwritten offering of 925,000 shares of its registered common stock, par value of $0.001 per share, at an offering price of $0.05 per share for proceeds of $46,250.

(4)       Income Taxes

The provision (benefit) for income taxes for the nine-month period ended April 30, 2008, was as follows (assuming a 15% effective tax rate):

2008
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,282
Change in valuation allowance	(2,282)
Total deferred tax provision	$-

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

Quuibus had deferred income tax assets as of April 30, 2008, as follows:

2008
Loss carryforwards	$3,182
Less - Valuation allowance	(3,182)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended April 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of April 30, 2008, Quuibus had approximately $21,735 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(5)       Related Party Transactions

As described in Note 3, on July 6, 2007, the Company issued 1,600,000 shares of common stock to its directors at a price of $0.0125 per share for cash proceeds of $20,000.

(6)       Recent Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option:

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

a)	may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method;

b)	is irrevocable (unless a new election date occurs); and

c)	is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The management of Quuibus is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

—	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

—	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

—	disclosure of information about credit-risk-related contingent features; and

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

—	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

entities and federal governmental entities. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of Quuibus does not expect the adoption of this pronouncement to have material impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our registration statement on Form SB-2, and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our registration statement on Form SB-2 for the year ended July 31, 2007.

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed development of our software and implemented our marketing plan to generate customers. Accordingly, we have raised cash from sources other than our operations in order to implement our marketing plan.

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

To meet our need for cash, we have raised money from the sale of shares which we registered through a public offering which became effective on November 21, 2007. As of February 18, 2008, we have sold 925,000 shares of our common stock through such offering, which generated $46,500 in gross proceeds. We intend to use these proceeds to begin our product development, market our website, and remain in business for twelve months. If we are unable to generate revenues after 12 months for any reason, or if we are unable to make a reasonable profit after 12 months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash.

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

When a wireless user tries to access the internet through one of our partner’s wireless access devices, he will be forwarded to a web page that asks him to enter his user name and password, or, if he is not a customer, to subscribe to the service. If the wireless subscriber elects to subscribe to the service, the owner of the access point will receive a onetime fee for such subscription.

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

Results of Operations

During the period from March 28, 2007 (date of inception), through April 30, 2008, we incurred a net loss of $21,735. This loss consisted primarily of incorporation costs and administrative expenses. Since inception, we have sold 2,525,000 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

Revenues

We had no revenues for the period from March 28, 2007 (date of inception), through April 30, 2008. We believe that upon receipt of the proceeds of this offering, we will be able to commence the development of our product and marketing of our services.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2008, reflects assets of $32,615. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

Notwithstanding the success of this offering, we anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Quuibus . Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

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

QUUIBUS TECHNOLOGY, INC.

June 10, 2008	By:	/s/ Hossein Khakbaz Mohseni
Name: Hossein Khakbaz Mohseni
Title: President, Secretary, Treasurer, and Director

Date: June 10, 2008	/s/ Hossein Khakbaz Mohseni
Name: Hossein Khakbaz Mohseni
Title: President, Secretary, Treasurer, and Director
(Principal Financial and Executive Officer)

Date: June 10, 2008	/s/ Yavuz Konur
Name: Yavuz Konur
Title: Chief Technical Officer and Director