Form 10KSB
period 2008-07-31
QUUIBUS TECHONOLOGY INC
filed 2008-10-29
CIK 1415305

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-147323

QUUIBUS TECHNOLOGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	45-0560329
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

114 West Magnolia St., #400-136
Bellingham, WA
98225

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(702) 990-8402
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$0.001 par value common stock

___________________

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES______ NO___X____

          The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent fiscal quarter.

          The issuer had 2,525,000 shares of its common stock issued and outstanding as of October 28, 2008.

Documents Incorporated by Reference:	None.
Transitional Small Business Disclosure Format:	No.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Submission of Matters to a Vote of Security Holders	9

	PART II
ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	10
ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	10
ITEM 7.	Financial Statements	13
ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	13
ITEM 8A(T).	Controls and Procedures	13
ITEM 8B.	Other Information	14

	PART III
ITEM 9.	Directors, Executive Officers and Corporate Governance	14
ITEM 10.	Executive Compensation	15
	Security Ownership of Certain Beneficial Owners and Management and Related
ITEM 11.	Stockholder Matters	16
ITEM 12.	Certain Relationships and Related Transactions	17
ITEM 13.	Exhibits	18
ITEM 14.	Principal Accountant Fees and Services	18
	Signatures	20
	Financial Statements	F-1

          This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation – Safe Harbor Statement.”

PART I

Item 1. Description of Business

Overview of the Company

We are a development stage company that was incorporated on March 28, 2007. We have commenced limited operations, focused on organizational matters as well as our website and market research. We have not generated any revenue to date and we do not expect to generate revenues during the first 12 months of our operations. Our Directors have reserved a domain name for us and have also acquired web and email hosting. We do not currently have sufficient capital to operate our business. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

We are focused on developing and offering a server-based software product for the creation of wireless communities. We intend to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. It is our goal to provide end-users with the ability to roam across Quuibus-powered wireless networks

After development of our authentication and billing software product, we plan to commence marketing of our wireless networking service on a subscription basis.

We have made a survey of available wireless authentication solutions on the market and have narrowed our search to two solutions. In our preliminary evaluation of the two products, we have determined that they will be able to meet, with customization, most of our needs. These products are FreeRadius and Linux LiveCD HotSpot Server. Customization of such software solutions to meet our needs will require us to invest eight to nine months of development efforts.

In addition, we have identified several contractors that we believe are suitable to perform the software customization. As a result of this process, we have budgeted $1,000 monthly to complete the project, but we have not yet entered into any contracts for these services. We have evaluated potential candidates on the basis of skill, software development track record, references and price.

Our software product will be composed of two elements, a server-based software product that authorizes subscribers to access the internet and that performs automated billing, and a client-based software product that resides at a wireless access point to police (enable or deny) access based on instructions from the server.

Our offices are currently located at West Magnolia St., #400-136, Bellingham, WA, 98225. Our telephone number is (360) 392-2830. We do not currently have a website; however we have reserved a domain name.

Business Development

As of February 18, 2008, we raised $46,500 in gross proceeds from the sale of 925,000 shares of our common stock. We intend to use these proceeds to begin our product development, market our website, and remain in business for 12 months.

Principal Product and Service and their Market

The market for wireless networking services is expanding at a rapid rate. This is driven primarily by the need for mobility and freedom from landline connections. This does not mean that landline broadband internet is in retreat. Indeed, landline broadband internet is also increasing at a rapid rate and is also driving the adoption of wireless internet connectivity. As people’s lives become more internet-centric, the number of broadband connections has been expanding.

Our Software Product and Service Model

Our software product will be composed of two elements: a server based software that authorizes subscribers to access the internet, and software that resides at a wireless access point to police (enable or deny) access based on instructions from the server. We will deploy a server side server in order to perform authentication and billing. Billing will be done exclusively through Paypal. In addition, we will use Paypal to compensate partners and resellers. Our billing and payment system will be completely automated which will keep operational costs to a minimum.

We intend to offer yearly, monthly and daily plans. The price of each of these plans will vary between countries since there are variations in the cost of delivering the service between countries as well as different income levels and differences regarding the availability of competition. Our subscribers will be able to roam (i.e., connect to the internet) across our network.

Product Development

The server side software will be a customized radius server integrated with a billing engine. Commercial radius servers are available from several vendors such as Microsoft (http://www.microsoft.com) and Aradial Technologies (http://www.aradial.com/). Mature open source products such as OpenRadius (http://www.xs4all.nl/~evbergen/openradius/) and FreeRadius (http://www.freeradius.org/) are also available. Some of the radius servers already have support for WiFi clients and some are integrated with billing systems and others are stand-alone.

We have performed a preliminary evaluation of two products, and we have found that with some customization they will meet most of our needs. These are FreeRadius and Linux LiveCD HotSpot Server. We will require investing eight to nine months of development efforts in order to customize one of these software products to meet our needs. The software will be customized to integrate payment systems and support resellers. We will only accept Paypal as a method of payment. Paypal will be used to collect money from subscribers and to pay resellers. This will simplify our backend operation as well as our development effort.

Our server software will be designed to support any standard-compliant radius client. Several vendors (for example: Nomadix) sell wireless devices with radius support. Newer wireless devices also support Radius WPA which allows the radius server to permit or deny access to a user.

Marketing & Sales Strategy

Our marketing efforts will be directed toward executing a strategy of building a network of partners around the world that will drive the adoption of our wireless network. We intend to develop alliances with strong partners in order to maximize market penetration and market share. We expect that this strategy will build revenues, establish our brand, and establish lasting channel partnerships, hopefully creating a barrier to entry for other competitors.

Sources and Availability of Products and Supplies

There are no constraints on the sources or availability of products and supplies related to our business. We will be producing our own product, and the distribution of our products and services will be over the internet.

Dependence on One or a Few Major Customers

The nature of our service offering does not mandate any dependence on one or a few major customers; however, if we obtain one or more large corporate accounts, then we may end up being dependent on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. We have developed a software product and intend to protect our software product with copyright and trade secrecy laws. Beyond our trade name and our software product, we do not hold any other intellectual property.

Existing or Probable Government Regulations

There are no existing government regulations, nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Due to the increasing popularity and use of the internet, it is possible that a number of laws and regulations may be adopted with respect to the internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business, or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

  Sales and other taxes;

  User privacy;

  Pricing controls;

  Characteristics and quality of products and services;

  Consumer protection;

  Libel and defamation;

  Copyright, trademark and patent infringement; and/or

  Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our products and services in accordance with our business plan.

Research and Development Activities and Costs

We have incurred costs to date and have plans to undertake additional research and development activities.

Employees

As of October 28, 2008, we have not hired any employees. Our officers and Directors provide services to us on an as-needed basis.

Risk Factors

We have a going concern opinion from our registered independent auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred net losses of $(42,096) for the period from March 28, 2007 (inception), through July 31, 2008. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

In addition, our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on March 28, 2007. We currently have no products, customers, or revenues. Although we have begun initial planning for the development of our software product and the related wireless network service, we may not be able to execute our business plan.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our developing our server-based software product that will perform authentication and billing, and our marketing our wireless network service to end-users. Our ability to develop this product is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon the market acceptance of our single service plan. Should this service be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our software product and the marketing and sale of our wireless network service. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our executive officers and Directors have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our officers and Directors will be able to exercise significant influence over all matters requiring stockholders approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation our business. Since our officers and Directors are currently employed full-time elsewhere, they are able to commit to us only up to 10 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

Our officers and Directors are located in Turkey and the United Arab Emirates.

Since all of our officers and Directors are located in Turkey and the United Arab Emirates, any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

Wireless Internet networking is subject to rapid technological change.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

  The identification of market demand for new products and services;

  The scalability of our equipment platforms that deliver the product and services;

  features;

  Timely implementation of product and service offerings;

  Quality of performance;

  Cost-effectiveness of service; and

  Success of promotional efforts.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products or services in a timely manner, if such new or enhanced products or services do not achieve sufficient market acceptance, or if such new product or service introductions decrease demand for existing products or services, our operating results would decline and our business would not grow.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share. Also, intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and prevent us from achieving profitability.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. Our competitors may also offer bundled service arrangements, under which a subscriber could receive wireless internet as an add-on to their landline internet, as well as other services such as phone (cellular or landline), thus offering a more complete product/service package despite the technical merits or advantages of our products and services.

This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Our success depends on third-party distribution channels.

We intend to sell our services through a series of resellers and distributors. Our future revenue growth will depend in large part on sales of our services through these relationships. We need to collaborate with third party resellers and network providers to deploy our services and we may not be able to deploy our services on a timely and cost-effective basis, if at all. We may not be successful in developing distribution relationships. Entities that distribute our services may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our services. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

We rely on third parties to deploy wireless networks that are to be powered by Quuibus.

The development and expansion of our wireless network will require that we enter into agreements, on acceptable terms and conditions, with various providers of infrastructure capacity and equipment and support services. We may not be able to able to attract or maintain network providers to deploy our wireless networks service, or to enter into satisfactory agreements with them. Even if we are able to do so, our network partners may lack the resources to support the network until cash flow is able to cover operating costs. They may also lack the technical skill to properly maintain the network and provide the necessary support. They may also have a limited ability to market the service.

Our network partners may rely on third parties to provide broadband internet service to power their wireless network.

Our network partners will likely be reliant largely on ADSL and cable providers to provide broadband internet access to the wireless access points. It is unclear whether these providers will allow our partners to use their networks to provide our service, and what the costs will be. In particular, there can be no assurance that our network partners and/or their telecommunications carriers will not enter into exclusive arrangements with our competitors or otherwise restrict the availability of our services.

We need to retain key personnel to support our services and ongoing operations.

The development and marketing of our products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers (especially Mr. Hossein Khakbaz Mohseni, our President, Secretary, Treasurer, and Director) would negatively impact our ability to develop our products and sell our services, which could adversely affect our financial results and impair our growth.

Future regulation of the internet and/or wireless internet could restrict our business, prevent us from offering services, and/or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet, including wireless internet. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the internet and popularity of broadband video products and services heighten the risk that governments or other legislative bodies will seek to regulate internet services, which could have a material adverse effect on our business, financial condition, and operating results.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

The operation of our services will depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our service and cause us to lose customers or make it more difficult to attract new ones. In addition, because our service may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other losses to our customers.

Our success will depend on our ability to handle a large number of simultaneous requests for programming and videos, which our network may not be able to accommodate.

We expect the volume of simultaneous requests to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation would be harmed and we could lose customers or have difficulties in attracting new ones.

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our software, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our technology or third-party technologies that we license violate its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

  Be expensive and time-consuming to defend;

  Result in negative publicity;

  Force us to stop selling our services that rely on the challenged intellectual property;

  Require us to redesign our software products;

  Divert management’s attention and our other resources; or

  Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

Disruption within the Capital and Credit Markets May Adversely Affect the Company

The capital and credit markets have been experiencing extreme volatility and disruption over the past year. If the current levels of financial market disruption and volatility continue or worsen, there can be no assurance that in the future financing will be available on acceptable terms, both for our own needs to fund our activities and as well as to enable our potential customers to fund the purchase of our software products and services. The absence of favorable financing or other capital options may adversely affect our financial condition and operating results.

Item 2. Description of Property

At present, we do not own any property. We currently maintain our corporate office at West Magnolia St., #400-136, Bellingham, WA, 98225. We pay monthly rent for use of this space. This space is sufficient until we commence full operations.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Bulletin Board under the symbol QBUS.OB. We have had no trades of our securities during the period covered in this annual report.

At October 28, 2008, there were 37 holders of record of our common stock.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

As of July 31, 2008, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of Quuibus Technology, Inc. for the periods ended July 31, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-KSB.

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, the risk factors that are listed in the SB-2 filed on November 20, 2007. These risk factors are intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed development of our software and implemented our marketing plan to generate customers. Accordingly, we have raised cash from sources other than our operations in order to implement our marketing plan.

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

To meet our need for cash, we have raised money from the sale of shares which we registered through a public offering which became effective on November 21, 2007. As of February 18, 2008, we have sold 925,000 shares of our common stock through such offering, which generated $46,500 in gross proceeds. We intend to use these proceeds to begin our product development, market our website, and remain in business for 12 months. If we are unable to generate revenues after twelve months for any reason, or if we are unable to make a reasonable profit after 12 months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash.

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

Results of Operations

During the period from March 28, 2007 (date of inception) through July 31, 2008, we incurred a net loss of $42,096. This loss consisted primarily of legal fees, transfer agent fees, audit fees and SEC filing fees. Since inception, we have sold 2,525,000 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

Revenues

We had no revenues for the period from March 28, 2007 (date of inception) through July 31, 2008.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2008, reflects assets of $14,949. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

Notwithstanding the success of our public offering, we anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of the Company. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

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

Item 7. Financial Statements

Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of July 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of the Company’s registered independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent auditors pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of

The Exchange Act

Executive Officer and Directors

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position
Hossein Khakbaz	28	President, Secretary, Treasurer and Director
Mohseni
Yavuz Konur	30	Chief Technical Officer and Director

Mr. Hossein Khakbaz Mohseni

Mr. Hossein Khakbaz Mohseni has been our President, Secretary, Treasurer and a Director since we were incorporated on March 28, 2007.

Mr. Mohseni earned his Bachelor of Commerce, Accounting & MIS (Management Information Systems) at Langara College, in Vancouver, BC, Canada in 2001. He has been a Certified General Accountant (CGA) in British Columbia (Canada) since 2005.

From January 2000 until February 2006, Mr. Mohseni acted as a senior accountant for Versatech Products Inc., which has designed and manufactured oil spill containment and recovery products for over 30 years. In his role with the company, Mr. Mohseni managed payroll and human resources for Versatech and its subsidiary companies, prepared financial statements and performed all accounting related tasks for three subsidiaries of Versatech, researched and implemented various payroll and HR programs, devised an HR intranet to make information readily available to employees, and provided assistance to the Chief Operating Officer and Chairman of Versatech.

Since March 2006, Mr. Mohseni has been a Business Development Manager with D.M.E Cables FZCO, a leading supplier of cabling products in the Middle East with headquarters in Dubai (United Arab Emirates). In this job, he has negotiated agreements with suppliers, developed sales strategies for the Middle East & North Africa and implemented a more efficient ERP (Enterprise Resource Planning) and a new CRM (Customer Relationship Management) system to increase efficiency and centralize all company data. Mr. Mohseni also has prepared the annual financial budget, managed the Accounting and Administration Department, reviewed the financial statements and helped set goals and objectives for the company.

Mr. Yavuz Konur

Mr. Yavuz Konur has been our Chief Technical Officer and a Director since March 28, 2007. Mr. Yavuz Konur has nine years of experience in application and network design, and working with leading companies in Turkey. He received his Bachelors degree from Newport University in Istanbul in Computer Science Engineering in 2003, and has extensive certifications in Cisco networks as well as in-depth knowledge of various programming languages such as Visual Basic, .Net, ASP and PHP.

From November 1998 until March 2000, Mr. Konur worked with Ericsson Turkyye in Istanbul (Turkey) as a Network Specialist. Ericsson is a multi-national company providing telecommunication equipments to service providers. Between March 2000 and February 2003, Mr. Konur worked as a Network Engineer with Superonline in Istanbul, Turkey. From February 2003 until November 2006, he was a Network Engineer with Dagon Online in Istanbul, Turkey. Dagon Online is an integrated Internet service provider offering dial-up and high speed internet services as well as voice over IP and web hosting.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended July 31, 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Mr. Hossein
Khakbaz Mohseni

President,	2008	0	0	0	0	0	0	0	0
Secretary,
Treasurer and
Director

Mr. Yavuz Konur
Chief Technical	2008	0	0	0	0	0	0	0	0
Officer and
Director

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Mr.
Hossein
Khakbaz	0	0	0	-	-	0	-	0	-
Mohseni
President,
Secretary,

Treasurer
and
Director

Mr.
Yavuz
Konur
Chief	0	0	0	-	-	0	-	0	-
Technical
Officer and
Director

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the number and percentage of shares of our common stock owned as of October 28, 2008, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of	Amount and Nature	Percentage of Class(¹)
	Beneficial Owner(²)	of Beneficial Ownership
Common Stock	Mr. Hossein Khakbaz	800,000	31.68%
	Mohseni
Common Stock	Mr. Yavuz Konur	800,000	31.68%
All officers as a Group		1,600,000	63.36%

(¹)	Based on 2,525,000 shares of our common stock outstanding.

(²)	The address for Mr. Hossein Khakbaz Mohseni is POB 17159 Jebel Ali Free Zone, Dubai, U.A.E. The address for Mr. Yavuz Konur is Esatposa Street, Cumburiyet Mahalle, Istanbul, Turkey.

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
Plan category	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected in
			column (a))
	(a)	(b)	(c)

Equity compensation plans	0	-	0
approved by security holders

Equity compensation plans not	0	-	0
approved by security holders
Total	0		0

Item 12. Certain Relationships and Related Transactions.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On July 6, 2007, we sold 800,000 shares of our common stock to Mr. Mohseni for cash payment to us of $10,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to non-U.S. citizens, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On July 6, 2007, we sold 800,000 shares of our common stock to Mr. Yavuz Konur, our Chief Technical Officer and Director, for cash payment to us of $10,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to non-U.S. citizens, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

During the year ended July 31, 2008, Mr. Mohseni personally paid expenses on behalf of the Company in the amount of $475. As of July 31, 2008, Mr. Mohseni forgave this debt of the Company.

Item 13. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)

31.1	Certification of Hossein Khakbaz Mohseni pursuant to Rule 13a-14(a).

32.1	Certification of Hossein Khakbaz Mohseni pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Davis Accounting Group P.C., registered independent auditors, as our auditors for the year ended July 31, 2008.

Audit Fees

Davis Accounting Group P.C., billed us $3,500 in fees for our annual audit for the year ended July 31, 2008, and $1,500 in fees for the review of each of our quarterly financial statements for that year.

Audit-Related Fees

Davis Accounting Group P.C., billed us $Nil for assurance and related services in 2008 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Davis Accounting Group P.C., for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Davis Accounting Group P.C., and the estimated fees related to these services.

With respect to the audit of our financial statements as of July 31, 2008 and 2007, and for the years then ended, none of the hours expended on Davis Accounting Group P.C.'s engagement to audit those financial statements were attributed to work by persons other than Davis Accounting Group P.C.'s full-time, permanent employees.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUUIBUS TECHNOLOGY, INC.

October 29, 2008	By:	/s/ Hossein Khakbaz Mohseni
Hossein Khakbaz Mohseni
President, Treasurer, Secretary and Director
Principal Executive and Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Hossein Khakbaz Mohseni	President, Treasurer, Secretary and Director	October 29, 2008
Hossein Khakbaz Mohseni

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of July 31, 2008, and 2007	F-3

Statements of Operations for the Year Ended July 31, 2008, Period
Ended July 31, 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through July 31, 2008	F-5

Statements of Cash Flows for the Year Ended July 31, 2008, Period
Ended July 31, 2007, and Cumulative from Inception	F-6

Notes to Financial Statements July 31, 2008, and 2007	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Quuibus Technology, Inc.:

We have audited the accompanying balance sheets of Quuibus Technology, Inc. (a Nevada corporation in the development stage) as of July 31, 2008, and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended, and cumulative from inception (March 28, 2007) through July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quuibus Technology, Inc. as of July 31, 2008, and 2007, and the results of its operations and its cash flows for the periods ended July 31, 2008, and 2007, and cumulative from inception (March 28, 2007) through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
October 7, 2008.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2008, AND 2007

ASSETS
	2008	2007
Current Assets:
Cash in bank	$14,949	$9,960
Total current assets	14,949	9,960
Other Assets:
Deferred offering costs	-	13,750
Total other assets	-	13,750
Total Assets	$14,949	$23,710

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$200	$-
Accrued liabilities	3,620	4,230
Total current liabilities	3,820	4,230
Total liabilities	3,820	4,230
Stockholders' Equity:
Common stock, par value $.001 per share, 20,000,000 shares
authorized; 2,525,000 and 1,600,000 shares issued and
outstanding in 2008 and 2007, respectively	2,525	1,600
Additional paid-in capital	50,700	18,400
(Deficit) accumulated during the development stage	(42,096)	(520)
Total stockholders' equity	11,129	19,480
Total Liabilities and Stockholders' Equity	$14,949	$23,710

The accompanying notes to financial statements
are an integral part of these balance sheets.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED JULY 31, 2008, PERIOD JULY 31, 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2008

	Year Ended	Period Ended	Cumulative
	July 31,	July 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Legal fees - Other	14,687	480	15,167
Transfer agent fees	12,519	-	12,519
Audit fees	8,000	-	8,000
SEC filing fees	4,153	-	4,153
Office rent	1,440	-	1,440
Legal fees - Incorporation fees	475	-	475
Bank fees	214	40	254
Office supplies	88	-	88
Total general and administrative expenses	41,576	520	42,096
(Loss) from Operations	(41,576)	(520)	(42,096)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(41,576)	$(520)	$(42,096)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,015,616	330,159

The accompanying notes to financial statements are
an integral part of these statements

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - March 28, 2007	-	$-	$-	$-	$-
Common stock issued for cash	1,600,000	1,600	18,400	-	20,000
Net (loss) for the period	-	-	-	(520)	(520)
Balance - July 31, 2007	1,600,000	1,600	18,400	(520)	19,480
Common stock issued for cash	925,000	925	45,575	-	46,500
Deferred offering costs	-	-	(13,750)	-	(13,750)
Forgiveness of related party debt	-	-	475	-	475
Net (loss) for the period	-	-	-	(41,576)	(41,576)
Balance - July 31, 2008	2,525,000	$2,525	$50,700	$(42,096)	$11,129

The accompanying notes to financial statements are
an integral part of this statement.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED JULY 31, 2008, PERIOD ENDED JULY 31, 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2008

	Year Ended	Period Ended	Cumulative
	July 31,	July 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(41,576)	$(520)	$(42,096)
Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Expenses incurred by officer and Director	475	-	475
Changes in net liabilities-
Accounts payable - Trade	200	-	200
Accrued liabilities	(610)	4,230	3,620
Net Cash (Used in) Provided by Operating Activities	(41,511)	3,710	(37,801)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	46,500	20,000	66,500
Deferred offering costs	-	(13,750)	(13,750)
Net Cash Provided by Financing Activities	46,500	6,250	52,750
Net Increase in Cash	4,989	9,960	14,949
Cash - Beginning of Period	9,960	-	-
Cash - End of Period	$14,949	$9,960	$14,949

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.

The accompanying notes to financial statements are
an integral part of these statements.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding as of July 31, 2008, and 2007.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the year ended July 31, 2008, the Company offset $13,750 in deferred offering costs to additional paid-in capital.

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

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2008, and 2007, and expenses for the periods ended July 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from March 28, 2007, through July 31, 2008, the Company was incorporated and issued 1,600,000 to its directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a registration statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The registration statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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
JULY 31, 2008, AND 2007

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

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock at a price of $0.05 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed the self-underwritten offering of 925,000 shares of its registered common stock, par value of $0.001 per share, at an offering price of $0.05 per share for proceeds of $46,500.

(4)      Income Taxes

The provision (benefit) for income taxes for the year ended July 31, 2008, and 2007, was as follows (assuming a 15% effective tax rate):

	2008	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$6,236	$78
Change in valuation allowance	(6,236)	(78)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2008, and 2007, as follows:

	2008	2007
Loss carryforwards	$6,314	$78
Less - Valuation allowance	(6,314)	(78)
Total net deferred tax assets	$-	$-

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended July 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2008, the Company had approximately $42,096 (2007 - $520) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(5)       Related Party Transactions

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475. As of July 31, 2008, this individual forgave the Company of this debt.

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

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

–    disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

–    disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

–    disclosure of information about credit-risk-related contingent features; and

–    cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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