Form 10-Q
period 2008-10-31
QUUIBUS TECHONOLOGY INC
filed 2008-12-15
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of December 12, 2008, 2,525,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

QUUIBUS TECHNOLOGY, INC.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF OCTOBER 31, 2008, AND JULY 31, 2008
(Unaudited)

ASSETS
	October 31,	July 31,
	2008	2008
Current Assets:
Cash in bank	$12,614	$14,949
Total current assets	12,614	14,949
Total Assets	$12,614	$14,949

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$200	$200
Accrued liabilities	3,480	3,620
Total current liabilities	3,680	3,820
Total liabilities	3,680	3,820
Stockholders' Equity:
Common stock, par value $.001 per share; 20,000,000 shares
authorized; 2,525,000 shares issued and outstanding in 2008	2,525	2,525
Additional paid-in capital	50,700	50,700
(Deficit) accumulated during the development stage	(44,291)	(42,096)
Total stockholders' equity	8,934	11,129
Total Liabilities and Stockholders' Equity	$12,614	$14,949

The accompanying notes to financial statements
are an integral part of these balance sheets.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2008	2007	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Legal fees - Other	-	-	15,167
Transfer agent fees	300	-	12,819
Audit fees	1,500	1,500	9,500
SEC filing fees	-	235	4,153
Office rent	360	360	1,800
Legal fees - Incorporation fees	-	-	475
Bank fees	35	40	289
Office supplies	-	88	88
Total general and administrative expenses	2,195	2,223	44,291
(Loss) from Operations	(2,195)	(2,223)	(44,291)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(2,195)	$(2,223)	$(44,291)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,525,000	1,600,000

The accompanying notes to financial statements are
an integral part of these statements.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(2,195)	$(2,223)	$(44,291)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Expenses incurred by officer and Director	-	-	475
Changes in net liabilities-
Accounts payable - Trade	-	195	200
Accrued liabilities	(140)	(1,110)	3,480
Net Cash (Used in) Operating Activities	(2,335)	(3,138)	(40,136)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	-	-	66,500
Deferred offering costs	-	250	(13,750)
Net Cash Provided by Financing Activities	-	250	52,750
Net Increase in Cash	(2,335)	(2,888)	12,614
Cash - Beginning of Period	14,949	9,960	-
Cash - End of Period	$12,614	$7,072	$12,614

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.

The accompanying notes to financial statements are
an integral part of these statements.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
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

   Interim Financial Statements

The interim financial statements of Quuibus have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended July 31, 2008, included in Quuibus’s Annual Report on Form 10-KSB filed on October 29, 2008, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of October 31, 2008, and the results of its operations and cash flows for the three months ended October 31, 2008, and 2007, and cumulative from inception. The results of operations for the three months ended October 31, 2008, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2009.

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

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the three-month periods ended October 31, 2008, and 2007.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2008, and July 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2008, and July 31, 2008, and expenses for the three months ended October 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)      Development Stage Activities and Going Concern

The Company is currently in the development stage and has engaged in limited operations. Initial operations through October 31, 2008, include capital formation activities, organization, target market identification, and marketing plans. The business plan of the Company is focused on developing and offering a server-based software product for the creation of wireless communities. The Company intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. The Company’s goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks.

During the period from March 28, 2007, through October 31, 2008, the Company was incorporated and issued 1,600,000 shares to its Directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a registration statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The registration statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed the offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

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

(4)      Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2008, and 2007, was as follows (assuming a 15% effective tax rate):

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2008	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$330	$333
Change in valuation allowance	(330)	(333)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of October 31, 2008, and July 31, 2008, as follows:

	October 31,	July 31,
	2008	2008
Loss carryforwards	$6,644	$6,314
Less - Valuation allowance	(6,644)	(6,314)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended October 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of October 31, 2008, the Company had approximately $44,291 (July 31, 2008 - $42,096) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

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

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

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

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS No. 69”), “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

QUUIBUS TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

d)	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for non-governmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Registration Statement on Form SB-2 and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Annual Report on Form 10-KSB for the year ended July 31, 2008 filed with the Securities and Exchange Commission.

Overview

We are a development stage company with limited operations and no revenues from our business activities. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development of our software and marketing plan to generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

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

To meet our need for cash, we have raised money from the sale of shares which we registered through a public offering which became effective on November 21, 2007. In addition to the 1,600,000 shares of our common stock which we have sold to our Directors, we sold 925,000 shares of our common stock through this offering, which generated $46,500 in gross proceeds. We believe that this will allow us to begin our product development, market our website, and remain in business for twelve months. If we are unable to generate revenues after the twelve months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. Because we raised less than the maximum amount and need additional funds, we may seek to obtain additional funds through a second public offering, private placement of securities, or loans.

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

Results of Operations

During the period from March 28, 2007 (date of inception) through October 31, 2008, we incurred a net loss of $44,291. This loss consisted primarily of incorporation costs, professional fees and administrative expenses. Since inception, we have sold 2,525,000 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

Revenues

We had no revenues for the period from March 28, 2007 (date of inception) through October 31, 2008.

Liquidity and Capital Resources

Our balance sheet as of October 31, 2008, reflects assets of $12,614. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

Our regsistered independent auditors included an explanatory paragraph in their report on our accompanying financial statements as of and for the period ended July 31, 2008, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended October 31, 2008 contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

      Revenue Recognition

We are in the development stage and have yet to realize revenues from operations. Once we have commenced operations, we will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

      Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the three-month periods ended October 31, 2008, and 2007.

      Income Taxes

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets. We established a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the generation of taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

      Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that we could realize in a current market exchange. As of October 31, 2008, and July 31, 2008, the carrying value of our financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

      Deferred Offering Costs

We defer as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the year ended July 31, 2008, we offset $13,750 in deferred offering costs to additional paid-in capital.

      Common Stock Registration Expenses

We consider incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Effect of New Accounting Pronouncements

In March 2008, the FASB issued FASB Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including Statement No. 161, “Disclosures about Derivative enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

a)	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

b)	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

c)	disclosure of information about credit-risk-related contingent features; and

d)	a cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. We do not expect the adoption of this pronouncement to have a material impact on our financial statements.

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

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS No. 69”), “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

–	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

–	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

–	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

–	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for non-governmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. We do not expect the adoption of this pronouncement to have a material impact on our financial statements.

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. We do not expect the adoption of this pronouncement to have material impact on our financial statements.

ITEM 3.

          QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.

          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

None.

ITEM 3.

          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

          OTHER INFORMATION

Not applicable.

ITEM 6.

          EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed November 13, 2007, and incorporated herein by reference).

3.2	By-laws (included as Exhibit 3.2 to the Form SB-2 filed November 13, 2007, and incorporated herein by reference).

31	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUUIBUS TECHNOLOGY, INC.

By:	/s/ Hossein Khakbaz Mohseni
Name: Hossein Khakbaz Mohseni
Title: President, Secretary, Treasurer and Director

Date: December 15, 2008	/s/ Hossein Khakbaz Mohseni
Name: Hossein Khakbaz Mohseni
Title: President, Secretary, Treasurer and Director
(Principal Financial and Executive Officer)

Date: December 15, 2008	/s/ Yavuz Konur
Name: Yavuz Konur
Title: Chief Technical Officer and Director