Form 10-Q
period 2009-01-31
QUUIBUS TECHONOLOGY INC
filed 2009-03-23
CIK 1415305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________


                            QUUIBUS TECHNOLOGY, INC.
               (Exact name of registrant as specified in charter)

          Nevada                      333-147323                 45-0560329
(State or other jurisdiction         (Commission               (IRS Employer
      of incorporation)              File Number)            Identification No.)

                         114 West Magnolia St., #400-136
                                 Bellingham, WA
                                      98225
                    (Address of principal executive offices)

                                 (360) 392-2830
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 16, 2009, 2,525,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          18

Item 4.  Controls and Procedures                                             18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            19

                         PART I - FINANCIAL INFORMATION

ITEM 1.
                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (Unaudited)

Interim Financial Statements-

Balance Sheets as of January 31, 2009, and July 31, 2008                     4

Statements of Operations for the Three and Six Months Ended
 January 31, 2009, and 2008, and Cumulative from Inception                   5

Statements of Cash Flows for the Six Months Ended
 January 31, 2009, and 2008, and Cumulative from Inception                   6

Notes to Interim Financial Statements January 31, 2009, and 2008             7

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                    AS OF JANUARY 31, 2009, AND JULY 31, 2008
                                   (Unaudited)

                                                                        January 31,         July 31,
                                                                           2009               2008
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $  5,803           $ 14,949
                                                                         --------           --------
      Total current assets                                                  5,803             14,949
                                                                         --------           --------

TOTAL ASSETS                                                             $  5,803           $ 14,949
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                               $  1,759           $    200
  Accrued liabilities                                                       5,144              3,620
                                                                         --------           --------
      Total current liabilities                                             6,903              3,820
                                                                         --------           --------

      Total liabilities                                                     6,903              3,820
                                                                         --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share;
   20,000,000 shares authorized; 2,525,000 shares
   issued and outstanding in 2009 and 2008, respectively                    2,525              2,525
  Additional paid-in capital                                               50,700             50,700
  (Deficit) accumulated during the development stage                      (54,325)           (42,096)
                                                                         --------           --------
      Total stockholders' equity (deficit)                                 (1,100)            11,129
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  5,803           $ 14,949
                                                                         ========           ========


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009, AND 2008,
     AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007) THROUGH JANUARY 31, 2009
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                          January 31,                   January 31,            Cumulative
                                                  --------------------------     -------------------------        From
                                                     2009            2008           2009           2008        Inception
                                                  ----------      ----------     ----------     ----------     ----------
REVENUES                                          $       --      $       --     $       --     $       --     $       --
                                                  ----------      ----------     ----------     ----------     ----------
EXPENSES:
  General and administrative-
  Legal fees - Other                                   3,024              --          3,024             --         18,191
  Transfer agent fees                                    300              --            600             --         13,119
  Audit fees                                           2,000           1,500          3,500          3,000         11,500
  SEC filing fees                                      4,332           1,850          4,332          2,085          8,485
  Office rent                                            360             360            720            720          2,160
  Legal fees - Incorporation fees                         --              --             --             --            475
  Bank fees                                               18              68             53            108            307
  Office supplies                                         --              --             --             88             88
                                                  ----------      ----------     ----------     ----------     ----------
      Total general and administrative expenses       10,034           3,778         12,229          6,001         54,325
                                                  ----------      ----------     ----------     ----------     ----------

(LOSS) FROM OPERATIONS                               (10,034)         (3,778)       (12,229)        (6,001)       (54,325)

OTHER INCOME (EXPENSE)                                    --              --             --             --             --

PROVISION FOR INCOME TAXES                                --              --             --             --             --
                                                  ----------      ----------     ----------     ----------     ----------

NET (LOSS)                                        $  (10,034)     $   (3,778)    $  (12,229)    $   (6,001)    $  (54,325)
                                                  ==========      ==========     ==========     ==========     ==========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted     $    (0.00)     $    (0.00)    $    (0.00)    $    (0.00)
                                                  ==========      ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   2,525,000       1,600,000      2,525,000      1,600,000
                                                  ==========      ==========     ==========     ==========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
              FOR THE SIX MONTHS ENDED JANUARY 31, 2009, AND 2008,
     AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007) THROUGH JANUARY 31, 2009
                                   (Unaudited)

                                                                Six Months Ended
                                                                   January 31,                 Cumulative
                                                           ---------------------------            From
                                                             2009               2008            Inception
                                                           --------           --------          ---------
OPERATING ACTIVITIES:
  Net (loss)                                               $(12,229)          $ (6,001)          $(54,325)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Expenses incured by officer and Director                    --                 --                475
  Changes in net liabilities-
     Accounts payable - Trade                                 1,559                 --              1,759
     Accrued liabilities                                      1,524             (1,110)             5,144
                                                           --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                      (9,146)            (7,111)           (46,947)
                                                           --------           --------           --------
INVESTING ACTIVITIES:
  Cash provided by investing activities                          --                 --                 --
                                                           --------           --------           --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        --                 --                 --
                                                           --------           --------           --------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                              --                 --             66,500
  Deferred offering costs                                        --                250            (13,750)
                                                           --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                250             52,750
                                                           --------           --------           --------

NET INCREASE (DECREASE) IN CASH                              (9,146)            (6,861)             5,803

CASH - BEGINNING OF PERIOD                                   14,949              9,960                 --
                                                           --------           --------           --------

CASH - END OF PERIOD                                       $  5,803           $  3,099           $  5,803
                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $     --           $     --           $     --
                                                           ========           ========           ========
  Income taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Quuibus Technology, Inc. ("Quuibus" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on March 28, 2007. The business plan of Quuibus is focused on developing and offering a server-based software product for the creation of wireless communities. Quuibus intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. The Company's goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks. The accompanying financial statements of Quuibus were prepared from the accounts of the Company under the accrual basis of accounting.

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

INTERIM FINANCIAL STATEMENTS

The interim financial statements of Quuibus have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended July 31, 2008, included in the Annual Report on Form 10-KSB filed on October 29, 2008, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of January 31, 2009, and the results of its operations and cash flows for the three and six months ended January 31, 2009, and 2008, and cumulative from inception. The results of operations for the three months and six months ended January 31, 2009, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2009.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the three and six months ended January 31, 2009, and 2008.

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2009, and July 31, 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


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

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2009, and July 31, 2008, and expenses for the three months and six months ended January 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has engaged in limited operations. Initial operations through January 31, 2009, include capital formation activities, organization, target market identification, and marketing plans. The business plan of the Company is focused on developing and offering a server-based software product for the creation of wireless communities. The Company intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. The Company's goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks.

During the period from March 28, 2007, through January 31, 2009, the Company was incorporated and issued 1,600,000 shares to its Directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The Registration Statement on Form

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be able to be successful in the development of its product, sale of its planned product, or services that will generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and has no revenues to offset its operating costs. These and other factors raise substantial doubt about Quuibus' ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4) INCOME TAXES

The provision (benefit) for income taxes for the six months ended January 31, 2009, and 2008, was as follows (assuming a 15% effective tax rate):

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


                                                          Six Months Ended
                                                             January 31,
                                                     --------------------------
                                                       2009               2008
                                                     -------            -------
Current Tax Provision:
  Federal-
    Taxable income                                   $    --            $    --
                                                     -------            -------

       Total current tax provision                   $    --            $    --
                                                     =======            =======
Deferred Tax Provision:
  Federal-
    Loss carryforwards                               $ 1,835            $ 1,234
    Change in valuation allowance                     (1,835)            (1,234)
                                                     -------            -------

       Total deferred tax provision                  $    --            $    --
                                                     =======            =======

The Company had deferred income tax assets as of January 31, 2009, and July 31, 2008, as follows:

                                                    January 31,         July 31,
                                                       2008               2008
                                                     -------            -------

Loss carryforwards                                   $ 8,149            $ 6,314
Less - Valuation allowance                            (8,149)            (6,314)
                                                     -------            -------

       Total net deferred tax assets                 $    --            $    --
                                                     =======            =======

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended January 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of January 31, 2009, the Company had approximately $54,325 (July 31, 2008 - $42,096) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(5) RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475. As of July 31, 2008, this individual forgave the Company of this debt.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB Statement No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

     - disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

     - disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

     - disclosure of information about credit-risk-related contingent features; and

     - cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPT ACCOUNTING PRINCIPLES." SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for non-governmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of Quuibus does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           JANUARY 31, 2009, AND 2008
                                   (UNAUDITED)


The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about
(a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
163. Except for those disclosures, earlier application is not permitted. The management of Quuibus does not expect the adoption of this pronouncement to have material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our Annual Report on Form 10-KSB for the year ended
July 31, 2008.

OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development of our software and marketing plan to generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management's opinion, there is a need for wireless network services enabling the creation of wireless communities. We are focused on developing an authentication and billing software product, and offering a wireless networking service for the creation of wireless communities. We intend to enable service providers, organizations, and individuals to deploy wireless networks, and to sell subscriptions to end-users to access such wireless networks. Our goal is to provide users with the ability to roam across Quuibus-powered wireless networks. A user with a Quuibus account will be able to connect through and roam across any of our partner wireless networks, similar to the way cellular phone companies allow their customers to roam across different networks.

To meet our need for cash, we have raised money from the sale of shares which we registered through a public offering which became effective on November 21, 2007. In addition to the 1,600,000 shares of our common stock which we have sold to our directors, we sold 925,000 shares of our common stock through this offering, which generated $46,500 in gross proceeds. We believe that this will allow us to begin our product development, market our website, and remain in business for the next twelve months. If we are unable to generate revenues after the twelve months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. Because we raised less than the maximum amount and need additional funds, we may seek to obtain additional funds through a second public offering, private placement of securities, or loans.

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

When a wireless user tries to access the Internet through one of our partner's wireless access devices, he will be forwarded to a web page that asks him to enter his user name and password, or, if he is not a customer, to subscribe to the service. If the wireless subscriber elects to subscribe to the service, the owner of the access point will receive a one-time fee for such subscription.

If the credential supplied by the user is correct, then the user will be allowed access to the Internet. The number of times a customer accesses the network will be logged into our database and will be used to calculate our partners' compensation.

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

RESULTS OF OPERATIONS

During the period from March 28, 2007 (date of inception) through January 31, 2009, we incurred a net loss of $54,325. This loss consisted primarily of legal fees, transfer agent fees, audit fees, filing fees and office rent. Since inception, we have sold 2,525,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from March 28, 2007 (date of inception) through January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2009, reflects assets of $5,803. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended July 31, 2008 regarding concerns about our ability to continue as a going concern. Our accompanying financial statements as of and for the period ended January 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

 Exhibit
 Number                                 Description
 ------                                 -----------

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

Date: March 23, 2009         QUUIBUS TECHNOLOGY, INC.


                             By: /s/ Hossein Khakbaz Mohseni
                                -----------------------------------------------
                             Name:  Hossein Khakbaz Mohseni
                             Title: President, Secretary, Treasurer and Director

In accordance with the requirements of the Securities Act of 1933, this Registration statement was signed by the following persons in the capacities and on the dates stated:


Date: March 23, 2009                 /s/ Hossein Khakbaz Mohseni
                                     -------------------------------------------
                              Name:  Hossein Khakbaz Mohseni
                              Title: President, Secretary, Treasurer and
                                     Director
                                     (Principal Financial and Executive Officer)


Date: March 23, 2009                 /s/ Yavuz Konur
                                     -------------------------------------------
                              Name:  Yavuz Konur
                              Title: Chief Technical Officer and Director