Form 10-Q
period 2009-04-30
QUUIBUS TECHONOLOGY INC
filed 2009-06-15
CIK 1415305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2009

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

As of June 15, 2009, 2,525,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            15

Item 3. Quantitative and Qualitative Disclosures about Market Risk           17

Item 4. Controls and Procedures                                              17

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3. Defaults Upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits                                                             18

Signature                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)

Interim Financial Statements-

Balance Sheets as of April 30, 2009, and July 31, 2008......................  4

Statements of Operations for the Three and Nine Months Ended
  April 30, 2009, and 2008, and Cumulative from Inception...................  5

Statements of Cash Flows for the Nine Months Ended
  April 30, 2009, and 2008, and Cumulative from Inception...................  6

Notes to Interim Financial Statements April 30, 2009, and 2008..............  7

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                     AS OF APRIL 30, 2009, AND JULY 31, 2008
                                   (Unaudited)

                                                                         April 30,          July 31,
                                                                           2009               2008
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $    970           $ 14,949
                                                                         --------           --------
      Total current assets                                                    970             14,949
                                                                         --------           --------

TOTAL ASSETS                                                             $    970           $ 14,949
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                               $     --           $    200
  Accrued liabilities                                                       4,744              3,620
                                                                         --------           --------
      Total current liabilities                                             4,744              3,820
                                                                         --------           --------

TOTAL LIABILITIES                                                           4,744              3,820
                                                                         --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share;
   20,000,000 shares authorized; 2,525,000 shares
    issued and outstanding in 2009 and 2008, respectively                   2,525              2,525
  Additional paid-in capital                                               50,700             50,700
  (Deficit) accumulated during the development stage                      (56,999)           (42,096)
                                                                         --------           --------
      Total stockholders' equity (deficit)                                 (3,774)            11,129
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    970           $ 14,949
                                                                         ========           ========


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009, AND 2008,
      AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007) THROUGH APRIL 30, 2009
                                   (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                             April 30,                      April 30,             Cumulative
                                                   ----------------------------    ---------------------------       From
                                                      2009             2008           2009            2008         Inception
                                                   -----------      -----------    -----------     -----------    -----------
REVENUES                                           $        --      $        --    $        --     $        --    $        --
                                                   -----------      -----------    -----------     -----------    -----------
EXPENSES:
  General and administrative-
  Legal fees - Other                                        --           10,000          3,024          10,000         18,191
  Transfer agent fees                                      550            2,203          1,150           2,203         13,669
  Audit fees                                             1,500            1,500          5,000           4,500         13,000
  SEC filing fees                                          210            1,097          4,542           3,183          8,695
  Office rent                                              360              360          1,080           1,080          2,520
  Legal fees - Incorporation fees                           --               --             --              --            475
  Bank fees                                                 54               53            107             161            361
  Office supplies                                           --               --             --              88             88
                                                   -----------      -----------    -----------     -----------    -----------
      Total general and administrative expenses          2,674           15,213         14,903          21,215         56,999
                                                   -----------      -----------    -----------     -----------    -----------

(LOSS) FROM OPERATIONS                                  (2,674)         (15,213)       (14,903)        (21,215)       (56,999)

OTHER INCOME (EXPENSE)                                      --               --             --              --             --

PROVISION FOR INCOME TAXES                                  --               --             --              --             --
                                                   -----------      -----------    -----------     -----------    -----------

NET (LOSS)                                         $    (2,674)     $   (15,213)   $   (14,903)    $   (21,215)   $   (56,999)
                                                   ===========      ===========    ===========     ===========    ===========

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted      $     (0.00)     $     (0.01)   $     (0.01)    $     (0.01)
                                                   ===========      ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                     2,525,000        1,600,000      2,525,000       1,600,000
                                                   ===========      ===========    ===========     ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
               FOR THE NINE MONTHS ENDED APIRL 30, 2009, AND 2008,
      AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007) THROUGH APRIL 30, 2009
                                   (Unaudited)

                                                                Nine Months Ended
                                                                    April 30,            Cumulative
                                                           ------------------------         From
                                                             2009            2008         Inception
                                                           --------        --------       ---------
OPERATING ACTIVITIES:
  Net (loss)                                               $(14,903)       $(21,215)       $(56,999)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
  Expenses incured by officer and Director                       --              --             475
  Changes in net liabilities-
    Prepaid rent                                                 --            (240)             --
    Accounts payable - Trade                                   (200)             --              --
    Accrued liabilities                                       1,124          (2,630)          4,744
                                                           --------        --------        --------
NET CASH (USED IN) OPERATING ACTIVITIES                     (13,979)        (24,085)        (51,780)
                                                           --------        --------        --------
INVESTING ACTIVITIES:
  Cash provided by investing activities                          --              --              --
                                                           --------        --------        --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        --              --              --
                                                           --------        --------        --------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                              --          46,250          66,500
  Deferred offering costs                                        --             250         (13,750)
                                                           --------        --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --          46,500          52,750
                                                           --------        --------        --------

NET INCREASE (DECREASE) IN CASH                             (13,979)         22,415             970
                                                                           --------        --------
CASH - BEGINNING OF PERIOD                                   14,949           9,960              --
                                                           --------        --------        --------

CASH - END OF PERIOD                                       $    970        $ 32,375        $    970
                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $     --        $     --        $     --
                                                           ========        ========        ========
  Income taxes                                             $     --        $     --        $     --
                                                           ========        ========        ========

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

INTERIM FINANCIAL STATEMENTS

The interim financial statements of Quuibus have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, the accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended July 31, 2008, included in the Annual Report on Form 10-KSB filed on October 29, 2008, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of April 30, 2009, and July 31, 2008, and the results of its operations and cash flows for the three and nine months ended April 30, 2009, and 2008, and cumulative from inception. The results of operations for the three months and nine months ended April 30, 2009, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2009.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the three and nine months ended April 30, 2009, and 2008.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2009, and July 31, 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2009, and July 31, 2008, and expenses for the three months and nine months ended April 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has engaged in limited operations. Initial operations through April 30, 2009, include capital formation activities, organization, target market identification, and marketing plans. The business plan of the Company is focused on developing and offering a server-based software product for the creation of wireless communities. The Company intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. The Company's goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks.

During the period from March 28, 2007, through April 30, 2009, the Company was incorporated and issued 1,600,000 shares to its Directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 3. The Company also intends to

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


(4) INCOME TAXES

The provision (benefit) for income taxes for the nine months ended April 30, 2009, and 2008, was as follows (assuming a 15% effective tax rate):

                                                         Nine Months Ended
                                                             April 30,
                                                    ---------------------------
                                                      2009                2008
                                                    -------             -------
Current Tax Provision:
  Federal-
    Taxable income                                  $    --             $    --
                                                    -------             -------

      Total current tax provision                   $    --             $    --
                                                    =======             =======
Deferred Tax Provision:
  Federal-
    Loss carryforwards                              $ 2,235             $ 3,182
    Change in valuation allowance                    (2,235)             (3,182)
                                                    -------             -------

      Total deferred tax provision                  $    --             $    --
                                                    =======             =======

The Company had deferred income tax assets as of April 30, 2009, and July 31, 2008, as follows:

                                                    April 30,           July 31,
                                                      2009                2008
                                                    -------             -------
Loss carryforwards                                  $ 8,549             $ 6,314
Less - Valuation allowance                           (8,549)             (6,314)
                                                    -------             -------

   Total net deferred tax assets                    $    --             $    --
                                                    =======             =======

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended April 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of April 30, 2009, the Company had approximately $56,999 (July 31, 2008 - $42,096) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(5) RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475. As of July 31, 2008, this individual forgave the Company of this debt.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                            APRIL 30, 2009, AND 2008
                                   (UNAUDITED)


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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our registration statement on Form 10K for the year ended July 31, 2008.

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

RESULTS OF OPERATIONS

During the period from March 28, 2007 (date of inception) through April 30, 2009, we incurred a net loss of $56,999. This loss consisted primarily of legal fees, transfer agent fees, audit fees and SEC filing fees. Since inception, we have sold 2,525,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from March 28, 2007 (date of inception) through April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2009, reflects assets of $970. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of July 31, 2008 regarding concerns about our ability to continue as a going concern. Our financial statements as of April 30, 2009 contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

Date: June 14, 2009          QUUIBUS TECHNOLOGY, INC.


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

In accordance with the requirements of the Securities Act of 1933, this Registration statement was signed by the following persons in the capacities and on the dates stated:


Date: June 14, 2009                  /s/ Hossein Khakbaz Mohseni
                                     -------------------------------------------
                              Name:  Hossein Khakbaz Mohseni
                              Title: President, Secretary, Treasurer and
                                     Director
                                     (Principal Financial and Executive Officer)


Date: June 14, 2009                  /s/ Yavuz Konur
                                     -------------------------------------------
                              Name:  Yavuz Konur
                              Title: Chief Technical Officer and Director