Form 10-K
period 2009-07-31
QUUIBUS TECHONOLOGY INC
filed 2009-11-09
CIK 1415305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-151212

                            QUUIBUS TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                45-0560329
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

114 West Magnolia St., #400-136, Bellingham, WA                    98225
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (702) 990-8402

              Securities registered under Section 12(b) of the Act:

      None                                                 N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 4, 2009 was approximately $46,500 based upon 925,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2009.

As of November 4, 2009, there were 2,525,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
ITEM 1.     Business                                                           4

ITEM 1A     Risk Factors                                                       7

ITEM 2.     Properties                                                        11

ITEM 3.     Legal Proceedings                                                 11

ITEM 4.     Submission of Matters to a Vote of Security Holders               11

                                     PART II
ITEM 5.     Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 11

ITEM 6.     Selected Financial Data                                           12

ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

ITEM 8.     Financial Statements and Supplementary Data                       17

ITEM 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          31

ITEM 9A(T). Controls and Procedures                                           31

ITEM 9B.    Other Information                                                 32

                                 PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance            33

ITEM 11.    Executive Compensation                                            34

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   36

ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      37

ITEM 14.    Principal Accountant Fees and Services                            37

ITEM 15.    Exhibits Financial Statement Schedules                            38

Signatures                                                                    39

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we," "us," "our" and "Quuibus" mean Quuibus Technology, Inc., unless otherwise indicated.

ITEM 1. BUSINESS

OVERVIEW OF THE COMPANY

We are a development stage company that was incorporated on March 28, 2007. We have commenced only limited operations, primarily focused on organizational matters. We have not generated any revenues to date and we do not expect to generate revenues during the next 12 months of our operations. Our Directors have reserved a domain name for us and have also acquired web and email hosting. We have not commenced operations other than in connection with certain preliminary surveys conducted by our officers. We have completed our corporate website. We do not currently have sufficient capital to operate our business and we hope to raise additional financing to continue with our business development plans. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

We are focused on developing and offering a server-based software product for the creation of wireless communities. We intend to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. It is our goal to provide end-users with the ability to roam across Quuibus-powered wireless networks.

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

The company has not been able to implement its business plan due to a lack of funding. Our Directors are evaluating whether our business plan is still feasible, and they intend to continue to try to develop the business.

Our offices are currently located at West Magnolia St., #400-136, Bellingham, WA, 98225. Our telephone number is (360) 392-2830. Our website is www.quuibus.com.

BUSINESS DEVELOPMENT

As of February 18, 2008, we raised $46,500 in gross proceeds from the sale of 925,000 shares of our common stock. We used these proceeds to fund our operations during our last fiscal year.

PRINCIPAL PRODUCT AND SERVICE AND THEIR MARKET

The market for wireless networking services is expanding at a rapid rate. This is driven primarily by the need for mobility and freedom from landline connections. This does not mean that landline broadband internet is in retreat. Indeed, landline broadband internet is also increasing at a rapid rate and is also driving the adoption of wireless internet connectivity. As people's lives become more internet-centric, the number of broadband connections has been expanding.

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

We have performed a preliminary evaluation of two products, and we have found that with some customization they will meet most of our needs. These are FreeRadius and Linux LiveCD HotSpot Server. We will require investing nine months of development efforts in order to customize one of these software products to meet our needs. The software will be customized to integrate payment systems and support resellers. We will only accept Paypal as a method of payment. Paypal will be used to collect money from subscribers and to pay resellers. This will simplify our backend operation as well as our development effort.

Our server software will be designed to support any standard-compliant radius client. Several vendors (for example: Nomadix) sell wireless devices with radius support. Newer wireless devices also support Radius WPA which allows the radius server to permit or deny access to a user.

We expect that a beta version of our server side application will be completed six months after receiving additional financing to enable us to commence development, and a deployable version will be available in nine months.

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

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. We plan to develop a software product and intend to protect our software product with copyright and trade secrecy laws. Beyond our trade name and our proposed software product, we do not hold any intellectual property.

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

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

     *    Sales and other taxes;
     *    User privacy;
     *    Pricing controls;
     *    Characteristics and quality of products and services;
     *    Consumer protection;
     *    Libel and defamation;
     *    Copyright, trademark and patent infringement; and/or
     *    Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our products and services in accordance with our business plan.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have incurred costs to date and, subject to obtaining financing, have plans to undertake additional research and development activities during the next 12 months. For a detailed description of our plans see "Plan of Operation" in Item 7 below.

EMPLOYEES

As of October 26, 2009, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our officers and Directors provide services to us on an as-needed basis.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

1. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred net losses of $(62,292) for the period from March 28, 2007 (inception) through July 31, 2009. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

2. WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER BE ABLE TO EXECUTE OUR BUSINESS PLAN.

We were incorporated on March 28, 2007. We currently have no products, customers, or revenues. Although we have begun initial planning for the development of our software product and the related wireless network service, we may not be able to execute our business plan.

3. OUR BUSINESS PLAN MAY BE UNSUCCESSFUL.

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

4. WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE IN THE FUTURE.

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

5. OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAN ACTIONS SOUGHT BY OUR OTHER STOCKHOLDERS.

Our officers and Directors will be able to exercise significant influence over all matters requiring stockholders approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

6. SINCE OUR OFFICERS AND DIRECTORS MAY WORK OR CONSULT FOR OTHER COMPANIES, THEIR OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

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

7. OUR OFFICERS AND DIRECTORS ARE LOCATED IN TURKEY AND THE UNITED ARAB
EMIRATES.

Since all of our officers and Directors are located in Turkey and the United Arab Emirates, any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

8. WIRELESS INTERNET NETWORKING IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

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

Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

     *    The identification of market demand for new products and services;
     * The scalability of our equipment platforms that deliver the product and services;
     *    Features;
     *    Timely implementation of product and service offerings;
     *    Quality of performance;
     *    Cost-effectiveness of service; and
     *    Success of promotional efforts.

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

9. WE ARE A SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE MARKET SHARE. ALSO, INTENSE COMPETITION IN THE MARKETS IN WHICH WE COMPETE COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY.

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

10. OUR SUCCESS DEPENDS ON THIRD PARTY DISTRIBUTION CHANNELS.

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

11. WE RELY ON THIRD PARTIES TO DEPLOY WIRELESS NETWORKS THAT ARE TO BE POWERED BY QUUIBUS.

The development and expansion of our wireless network will require that we enter into agreements, on acceptable terms and conditions, with various providers of infrastructure capacity and equipment and support services. We may not be able to attract or maintain network providers to deploy our wireless networks service, or to enter into satisfactory agreements with them. Even if we are able to do so, our network partners may lack the resources to support the network until cash flow is able to cover operating costs. They may also lack the technical skill to properly maintain the network and provide the necessary support. They may also have a limited ability to market the service.

12. OUR NETWORK PARTNERS MAY RELY ON THIRD PARTIES TO PROVIDE BROADBAND INTERNET SERVICE TO POWER THEIR WIRELESS NETWORK.

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

13. WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR SERVICES AND ONGOING OPERATIONS.

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

14. FUTURE REGULATION OF THE INTERNET AND/OR WIRELESS INTERNET COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING SERVICES, AND/OR INCREASE OUR COST OF DOING BUSINESS.

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

15. WE MAY LOSE CUSTOMERS IF WE EXPERIENCE SYSTEM FAILURES THAT SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE SERVICES THAT WE PROVIDE.

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

16. OUR SUCCESS WILL DEPEND ON OUR ABILITY TO HANDLE A LARGE NUMBER OF SIMULTANEOUS REQUESTS FOR PROGRAMMING AND VIDEOS, WHICH OUR NETWORK MAY NOT BE ABLE TO ACCOMMODATE.

We expect the volume of simultaneous requests to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation would be harmed and we could lose customers or have difficulties in attracting new ones.

17. IF A THIRD PARTY ASSERTS THAT WE INFRINGE UPON ITS PROPRIETARY RIGHTS, WE COULD BE REQUIRED TO REDESIGN OUR SOFTWARE, PAY SIGNIFICANT ROYALTIES, OR ENTER INTO LICENSE AGREEMENTS.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

     *    Be expensive and time-consuming to defend;
     *    Result in negative publicity;
     * Force us to stop selling our services that rely on the challenged intellectual property;
     *    Require us to redesign our software products;
     *    Divert management's attention and our other resources; or
     * Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

At present, we do not own any property. We currently maintain our corporate office at West Magnolia St., #400-136, Bellingham, WA, 98225. We pay monthly rent for use of this space. This space is sufficient until we commence full operations.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our Company, nor of any material proceeding that a governmental authority is contemplating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "QBUS." On July 31, 2009, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2009 (no quotes are available for the previous fiscal year as our stock has not traded ):

                    For the Fiscal Year Ended July 31, 2009

     For the Quarter ended              High          Low
     ---------------------              ----          ---

       October 31                       N/A           N/A
       January 31                       N/A           N/A
       April 30                         N/A           N/A
       July 31                          N/A           N/A

HOLDERS OF OUR COMMON STOCK

On October 26, 2009, the shareholders' list of our common stock showed 39 registered shareholder and 2,525,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of July 31, 2009, we had not adopted an equity compensation plan and had not granted any stock options.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended July 31, 2009, we have not sold any equity securities not registered under the Securities Act.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

During each month within the fourth quarter of the fiscal year ended July 31, 2009, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

BASIS OF PRESENTATION AND ORGANIZATION

We are a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on March 28, 2007. The business plan of Quuibus is focused on developing and offering a server-based software product for the creation of wireless communities. Quuibus intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. The Company's goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks. The accompanying financial statements of Quuibus were prepared from the accounts of the Company under the accrual basis of accounting.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION

We are in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the years ended July 31, 2009, and 2008.

INCOME TAXES

We account for income taxes pursuant to SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2009, and 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2009, and 2008, and revenues and expenses for the years ended July 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

EXECUTIVE OVERVIEW

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

To meet our need for cash, we have raised money from the sale of shares which we registered through a public offering which became effective on November 21, 2007. As of February 18, 2008, we sold 925,000 shares of our common stock through such offering, which generated $46,500 in gross proceeds. We have used these proceeds to fund our operations in our last fiscal year. If we are unable to generate revenues going forward, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash; however, we intend to seek additional financing through equity or debt to continue with our business plan.

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

Due to a lack of financing, the Company has not been able continue with its research and product development activities.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from March 28, 2007 (date of inception), through July 31, 2009.

EXPENSES

Our expenses for the twelve month periods ended July 31, 2009, and 2008, were $20,196 and $41,576, respectively. During the period from March 28, 2007 (date of inception), through July 31, 2009, we incurred expenses of $62,292. These expenses were comprised primarily of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.

NET INCOME (LOSS)

Our net losses for the twelve-month periods ended July 31, 2009, and 2008, were $20,196 and $41,576, respectively. During the period from March 28, 2007 (date of inception), through July 31, 2009, we incurred a net loss of $62,292. This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees. Since inception, we have sold 2,525,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2009, reflects assets of $138 in the form of cash and cash equivalents. Since inception, we have sold 2,525,000 shares of common stock with net proceeds of $52,750. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Quuibus Technology, Inc. In the past, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital unless we locate a prospective new business opportunity through which we can pursue a new plan of operation. If we are unable to secure adequate capital to implement our current business plan or to continue our acquisition efforts of a new business opportunity, our business may fail and our stockholders may lose some or all of their investment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008

Report of Registered Independent Auditors................................... 18

Financial Statements -

   Balance Sheets as of July 31, 2009, and 2008............................. 19

   Statements of Operations for the Years Ended
    July 31, 2009, and 2008, and Cumulative from Inception.................. 20

   Statement of Stockholders' Equity (Deficit) for the Period
    from Inception Through July 31, 2009.................................... 21

   Statements of Cash Flows for the Years Ended
    July 31, 2009, and 2008, and Cumulative from Inception.................. 22

   Notes to Financial Statements July 31, 2009, and 2008.................... 23

                   REPORT OF REGISTERED INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Quuibus Technology, Inc.:

We have audited the accompanying balance sheets of Quuibus Technology, Inc. (a Nevada corporation in the development stage) as of July 31, 2009, and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended July 31, 2009, and cumulative from inception (March 28, 2007) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quuibus Technology, Inc. as of July 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, and cumulative from inception (March 28, 2007) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Davis Accounting Group P.C.
---------------------------------------
Cedar City, Utah,

October 10, 2009.

                            QUUIBUS TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS (NOTE 2)
                         AS OF JULY 31, 2009, AND 2008

                                                                           2009               2008
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $    138           $ 14,949
                                                                         --------           --------
      Total current assets                                                    138             14,949
                                                                         --------           --------

TOTAL ASSETS                                                             $    138           $ 14,949
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                               $  4,705           $    200
  Accrued liabilities                                                       3,500              3,620
  Due to Shareholder                                                        1,000
                                                                         --------           --------
      Total current liabilities                                             9,205              3,820
                                                                         --------           --------

      Total liabilities                                                     9,205              3,820
                                                                         --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share;
   20,000,000 shares authorized; 2,525,000 shares
   issued and outstanding in 2009 and 2008, respectively                    2,525              2,525
  Additional paid-in capital                                               50,700             50,700
  (Deficit) accumulated during the development stage                      (62,292)           (42,096)
                                                                         --------           --------
      Total stockholders' equity (deficit)                                 (9,067)            11,129
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    138           $ 14,949
                                                                         ========           ========

         The accompanying notes to financial statements are an integral part of these balance sheets.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
                  FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
      AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007) THROUGH JULY 31, 2009

                                                                                                   Cumulative
                                                                                                     From
                                                            2009                 2008              Inception
                                                         ----------           ----------           ----------
REVENUES                                                 $       --           $       --           $       --
                                                         ----------           ----------           ----------
EXPENSES:
  General and administrative-
    Legal fees - Other                                        3,024               14,687               18,191
    Transfer agent fees                                       1,450               12,519               13,969
    Accounting and audit fees                                 9,500                8,000               17,500
    SEC filing fees                                           4,622                4,153                8,775
    Office rent                                               1,441                1,440                2,881
    Legal fees - Incorporation fees                              --                  475                  475
    Bank fees                                                   159                  214                  413
    Office supplies                                              --                   88                   88
                                                         ----------           ----------           ----------

      Total general and administrative expenses              20,196               41,576               62,292
                                                         ----------           ----------           ----------

(LOSS) FROM OPERATIONS                                      (20,196)             (41,576)             (62,292)

OTHER INCOME (EXPENSE)                                           --                   --                   --

PROVISION FOR INCOME TAXES                                       --                   --                   --
                                                         ----------           ----------           ----------

NET (LOSS)                                               $  (20,196)          $  (41,576)          $  (62,292)
                                                         ==========           ==========           ==========

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted            $    (0.01)          $    (0.02)
                                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                          2,525,000            2,015,616
                                                         ==========           ==========


         The accompanying notes to financial statements are an integral part of these statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
      FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007) THROUGH JULY 31, 2009

                                                                                   (Deficit)
                                                                                  Accumulated
                                            Common Stock           Additional      During the
                                      -----------------------       Paid-in       Development
       Description                    Shares           Amount       Capital          Stage           Totals
       -----------                    ------           ------       -------          -----           ------
BALANCE - MARCH 28, 2007                   --          $   --       $    --        $     --        $     --

Common stock issued for cash        1,600,000           1,600        18,400              --          20,000

Net (loss) for the period                  --              --            --            (520)           (520)
                                    ---------          ------       -------        --------        --------

BALANCE - JULY 31, 2007             1,600,000           1,600        18,400            (520)         19,480

Common stock issued for cash          925,000             925        45,575              --          46,500

Deferred offering costs                    --              --       (13,750)             --         (13,750)

Forgiveness of related party debt          --              --           475              --             475

Net (loss) for the period                  --              --            --         (41,576)        (41,576)
                                    ---------          ------       -------        --------        --------

BALANCE - JULY 31, 2008             2,525,000           2,525        50,700         (42,096)         11,129

Net (loss) for the period                  --              --            --         (20,196)        (20,196)
                                    ---------          ------       -------        --------        --------

BALANCE - JULY 31, 2009             2,525,000          $2,525       $50,700        $(62,292)       $ (9,067)
                                    =========          ======       =======        ========        ========


         The accompanying notes to financial statements are an integral part of this statement.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                FOR THE YEARS ENDED JULY 31, 2009, AND 2008, AND
        CUMULATIVE FROM INCEPTION (MARCH 28, 2007) THROUGH JULY 31, 2009

                                                                                          Cumulative
                                                                                            From
                                                       2009               2008            Inception
                                                     --------           --------          ---------
OPERATING ACTIVITIES:
  Net (loss)                                         $(20,196)          $(41,576)          $(62,292)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Expenses incured by officer and Director              --                475                475
  Changes in net liabilities-
     Accounts payable - Trade                           4,505                200              4,705
     Accrued liabilities                                 (120)              (610)             3,500
                                                     --------           --------           --------

NET CASH (USED IN) OPERATING ACTIVITIES               (15,811)           (41,511)           (53,612)
                                                     --------           --------           --------
INVESTING ACTIVITIES:
  Cash provided by investing activities                    --                 --                 --
                                                     --------           --------           --------

NET CASH PROVIDED BY INVESTING ACTIVITIES                  --                 --                 --
                                                     --------           --------           --------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                        --             46,500             66,500
  Loan from Shareholder                                 1,000                 --              1,000
  Deferred offering costs                                  --                 --            (13,750)
                                                     --------           --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES               1,000             46,500             53,750
                                                     --------           --------           --------

NET INCREASE (DECREASE) IN CASH                       (14,811)             4,989                138


CASH - BEGINNING OF PERIOD                             14,949              9,960                 --
                                                     --------           --------           --------

CASH - END OF PERIOD                                 $    138           $ 14,949           $    138
                                                     ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                           $     --           $     --           $     --
                                                     ========           ========           ========

  Income taxes                                       $     --           $     --           $     --
                                                     ========           ========           ========

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.


         The accompanying notes to financial statements are an integral part of these statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


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

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the years ended July 31, 2009, and 2008.

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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2009, and 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2009, and 2008, and revenues and expenses for the years ended July 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has engaged in limited operations. Initial operations through July 31, 2009, include organization and incorporation, capital formation activities, target market identification, and marketing plans. The business plan of the Company is focused on developing and offering a server-based software product for the creation of wireless communities. The Company intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. The Company's goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks.

During the period from March 28, 2007, through July 31, 2009, the Company was incorporated and issued 1,600,000 shares to its Directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company hopes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will successfully develop its product, or that the sale of its planned product or services will generate sufficient revenues to earn a profit or to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and has no revenues to offset its operating costs. In addition, as of July 31, 2009, and 2008, the cash resources of the Company were insufficient to carry out its business plan. These and other factors raise substantial doubt about Quuibus' ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


(4) INCOME TAXES

The provision (benefit) for income taxes for the years ended July 31, 2009, and 2008, were as follows (assuming a 15% effective tax rate):

                                                      2009                2008
                                                    -------             -------
Current Tax Provision:
  Federal-
    Taxable income                                  $    --             $    --
                                                    -------             -------

      Total current tax provision                   $    --             $    --
                                                    =======             =======

Deferred Tax Provision:
  Federal-
    Loss carryforwards                              $ 3,029             $ 6,236
    Change in valuation allowance                    (3,029)             (6,236)
                                                    -------             -------

      Total deferred tax provision                  $    --             $    --
                                                    =======             =======

The Company had deferred income tax assets as of July 31, 2009, and 2008, as follows:

                                                      2009                2008
                                                    -------             -------

Loss carryforwards                                  $ 9,343             $ 6,314

Less - Valuation allowance                           (9,343)             (6,314)
                                                    -------             -------

      Total net deferred tax assets                 $    --             $    --
                                                    =======             =======

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended July 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2009, the Company had approximately $62,292 (July 31, 2008 - $42,096) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(5) RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475. As of July 31, 2008, this individual forgave the Company of this debt.

During the year ended July 31, 2009, an officer, Director and stockholder of the Company loaned $1,000 for working capital purposes. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


(6) RECENT ACCOUNTING PRONOUNCEMENTS

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

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPT ACCOUNTING PRINCIPLES" ("SAS No. 69"). SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

     a) FASB Statements of the Financial Accounting Standards Board and Interpretations, FASB Statement No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.
     b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.
     c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).
     d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, "NOT-FOR-PROFIT
ENTITIES: MERGERS AND ACQUISITIONS" ("SFAS No. 164"). SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

     a.   Determines whether a combination is a merger or an acquisition.
     b.   Applies the carryover method in accounting for a merger.
     c. Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
     d. Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," to make it fully applicable to not-for-profit entities.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, "SUBSEQUENT EVENTS" ("SFAS No. 165"). FASB No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB No. 165 provides:

     1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
     2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
     3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of ERE does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO. 140" ("SFAS No. 166"). SFAS No. 166 revises the derecognization provision of SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)" (SFAS No. 167"). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP, but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2009, AND 2008


(7) SUBSEQUENT EVENT

On August 6, 2009, a Director and stockholder of the Company loaned $9,761 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2009, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2009.

Our principal executive officer and principal financial officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

      Name                   Age                     Position
      ----                   ---                     --------

Hossein Khakbaz Mohseni      28     President, Secretary, Treasurer and Director

Yavuz Konur                  30     Chief Technical Officer and Director

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

MR. YAVUZ KONUR

Mr. Yavuz Konur has been our Chief Technical Officer and a Director since March 28, 2007. Mr. Yavuz Konur has nine years of experience in application and network design, and working with leading companies in Turkey. He received his Bachelors degree from Newport University in Istanbul in Computer Science Engineering in 2003, and has extensive certifications in Cisco networks as well as in-depth knowledge of various programming languages such as Visual Basic, ..Net, ASP and PHP.

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

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee.

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2009, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2009;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        Non-Equity    Nonqualified
                                                                         Incentive      Deferred
                     Fiscal Year                      Stock    Option       Plan      Compensation    All Other
                       Ended       Salary    Bonus    Awards   Awards   Compensation    Earnings     Compensation   Total
Name                  July 31,       ($)      ($)      ($)       ($)        ($)            ($)           ($)         ($)
----                   -----       ------    -----    ------   ------   ------------    --------     ------------   -----
Mr. Hossein Khakbaz     2009         0         0        0        0           0              0             0            0
Mohseni (1)             2008         0         0        0        0           0              0             0            0

Mr. Yavuz Konur (2)     2009         0         0        0        0           0              0             0            0
                        2008         0         0        0        0           0              0             0            0

Notes:

(1) Mr. Mohseni has been our President, Secretary, and Treasurer (Principal Executive Officer and Principal Financial Officer), and a Director since we were incorporated on March 28, 2007.
(2) Mr. Konur has been our Chief Technical Officer and Director since we were incorporated on March 28, 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested($)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------

Mr. Hossein    --             --               --           --         --          --             --          --           --
Khakbaz
Mohseni

Mr. Yavuz      --             --               --           --         --          --             --          --           --
Konur

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF HOLDINGS

The table below sets forth the number and percentage of shares of our common stock owned as of October 26, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                         Name and Address of               Amount and Nature          Percentage of
Title of Class           Beneficial Owner((2))          of Beneficial Ownership         Class (1)
--------------           ---------------------          -----------------------         ---------
Common Stock         Mr. Hossein Khakbaz Mohseni              800,000                       31.7%

Common Stock         Mr. Yavuz Konur                          800,000                       31.7%

all officers as a Group                                     1,600,000                       63.4%

----------
(1) Based on 2,525,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                Number of Securities to be                                           Number of Securities
                                 Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                                   Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                                   Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                           (a)                             (b)                      (excluding column (a))
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                  --                             --                               --
Approved by Security
Holders

Equity Compensation Plans Not              --                             --                               --
Approved by Security Holders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

On June 1, 2009, an officer, Director and stockholder of the Company loaned $1,000 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

On August 6, 2009, an officer, Director and stockholder of the Company loaned $9,761 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended July 31, 2009, Davis Accounting Group P.C. billed us for $3,500 in audit fees.

REVIEW FEES

Davis Accounting Group P.C. billed us $5,000 for reviews of our quarterly financial statements in 2009 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Davis Accounting Group P.C. for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2009

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Davis Accounting Group P.C. and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit            Description
-------            -----------

  3.1 Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)

  3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)

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

                                QUUIBUS TECHNOLOGY, INC.


                                By: /s/ Hossein Khakbaz Mohseni
                                   ---------------------------------------------
                                    Hossein Khakbaz Mohseni
                                    President, Treasurer, Secretary and Director
                                    (Principal Executive and Principal Financial
                                    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

       Signatures                                     Title                                         Date
       ----------                                     -----                                         ----


/s/ Hossein Khakbaz Mohseni         President, Treasurer, Secretary, and Director              November 4, 2009
-------------------------------     (Principal Executive and Principal Financial Officer)
Hossein Khakbaz Mohseni



/s/ Yavuz Konur                     CTO and Director                                           November 4, 2009
-------------------------------
Yavuz Konur