Form 10-Q
period 2009-10-31
QUUIBUS TECHONOLOGY INC
filed 2009-12-15
CIK 1415305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2009

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

As of December 15, 2009, 2,525,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            19

Item 3. Quantitative and Qualitative Disclosures about Market Risk           21

Item 4. Controls and Procedures                                              21

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3. Defaults Upon Senior Securities                                      22

Item 4. Submission of Matters to a Vote of Security Holders                  22

Item 5. Other Information                                                    22

Item 6. Exhibits                                                             22

Signature                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (UNAUDITED)

Financial Statements-

   Balance Sheets as of October 31, 2009, and July 31, 2009................. 4

   Statements of Operations for the Three Months Ended
     October 31, 2009, and 2008, and Cumulative from Inception.............. 5

   Statements of Cash Flows for the Nine Months Ended
     October 31, 2009, and 2008, and Cumulative from Inception.............. 6

   Notes to Interim Financial Statements October 31, 2009, and 2008......... 7

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                    AS OF OCTOBER 31, 2009, AND JULY 31, 2009
                                   (Unaudited)

                                                                       October 31,         July 31,
                                                                          2009               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                          $  6,493           $    138
                                                                        --------           --------
      Total current assets                                                 6,493                138
                                                                        --------           --------

TOTAL ASSETS                                                            $  6,493           $    138
                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - Trade                                              $  6,474           $  4,705
  Accrued liabilities                                                      2,280              3,500
  Due to shareholder                                                       9,760              1,000
                                                                        --------           --------
      Total current liabilities                                           18,514              9,205
                                                                        --------           --------

      Total liabilities                                                   18,514              9,205
                                                                        --------           --------
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.001 per share; 20,000,000 shares
   authorized; 2,525,000 shares issued and outstanding in 2009             2,525              2,525
  Additional paid-in capital                                              50,700             50,700
  (Deficit) accumulated during the development stage                     (65,246)           (62,292)
                                                                        --------           --------
      Total stockholders' equity                                         (12,021)            (9,067)
                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  6,493           $    138
                                                                        ========           ========


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
             FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008,
                 AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
                            THROUGH OCTOBER 31, 2009
                                   (Unaudited)

                                                                Three Months Ended
                                                                    October 31,                      Cumulative
                                                         ---------------------------------              From
                                                            2009                  2008                Inception
                                                         -----------           -----------           -----------
REVENUES                                                 $        --           $        --           $        --
                                                         -----------           -----------           -----------
EXPENSES:
  General and administrative-
    Legal fees - Other                                            --                    --                18,191
    Transfer agent fees                                          300                   300                14,269
    Audit fees                                                 2,250                 1,500                19,750
    SEC filing fees                                               --                    --                 8,775
    Office rent                                                  360                   360                 3,241
    Legal fees - Incorporation fees                               --                    --                   475
    Bank fees                                                     44                    35                   457
    Office supplies                                               --                    --                    88
                                                         -----------           -----------           -----------
      Total general and administrative expenses                2,954                 2,195                65,246
                                                         -----------           -----------           -----------

(LOSS) FROM OPERATIONS                                        (2,954)               (2,195)              (65,246)

OTHER INCOME (EXPENSE)                                            --                    --                    --

PROVISION FOR INCOME TAXES                                        --                    --                    --
                                                         -----------           -----------           -----------

NET (LOSS)                                               $    (2,954)          $    (2,195)          $   (65,246)
                                                         ===========           ===========           ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted            $     (0.00)          $     (0.00)
                                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                           2,525,000             2,525,000
                                                         ===========           ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
             FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008,
                 AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
                            THROUGH OCTOBER 31, 2009
                                   (Unaudited)

                                                           Three Months Ended
                                                               October 31,                  Cumulative
                                                      ----------------------------            From
                                                         2009               2008            Inception
                                                       --------           --------          ---------
OPERATING ACTIVITIES:
  Net (loss)                                           $ (2,954)          $ (2,195)          $(65,246)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Expenses incurred by officer and Director               --                 --                475
  Changes in net liabilities-
     Accounts payable - Trade                             1,769                 --              6,474
     Accrued liabilities                                 (1,220)              (140)             2,280
                                                       --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                  (2,405)            (2,335)           (56,017)
                                                       --------           --------           --------
INVESTING ACTIVITIES:
  Cash provided by investing activities                      --                 --                 --
                                                       --------           --------           --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    --                 --                 --
                                                       --------           --------           --------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                          --                 --             66,500
  Proceeds from shareholder loan                          8,760                 --              9,760
  Deferred offering costs                                    --                 --            (13,750)
                                                       --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 8,760                 --             62,510
                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                           6,355             (2,335)             6,493
                                                                          --------           --------
CASH - BEGINNING OF PERIOD                                  138             14,949                 --
                                                       --------           --------           --------

CASH - END OF PERIOD                                   $  6,493           $ 12,614           $  6,493
                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                             $     --           $     --           $     --
                                                       ========           ========           ========
  Income taxes                                         $     --           $     --           $     --
                                                       ========           ========           ========

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Quuibus have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended July 31, 2009, included in Quuibus's Annual Report on Form 10-KSB filed on November 13, 2009, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of October 31, 2009, and July 31, 2009, and the results of its operations and cash flows for the three months ended October 31, 2009, and 2008, and cumulative from inception. The results of operations for the three months ended October 31, 2009, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2010.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the three-month periods ended October 31, 2009, and 2008.

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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2009, and July 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

SUBSEQUENT EVENTS

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the three months ended October 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through December 6, 2009, which was the date the financial statements were available to be issued.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2009, and July 31, 2009, and expenses for the three months ended October 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has engaged in limited operations. Initial operations through October 31, 2009, include capital formation activities, organization, target market identification, and marketing plans. The business plan of the Company is focused on developing and offering a server-based software product for the creation of wireless communities. The Company intends to enable service providers, organizations, and individuals to deploy wireless networks and to sell subscriptions to access such networks to end-users. The Company's goal is to provide end-users with the ability to roam across Quuibus-powered wireless networks.

During the period from March 28, 2007, through October 31, 2009, the Company was incorporated and issued 1,600,000 shares to its Directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 3. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be able to be successful in the development of its product, sale of its planned product, and services that will generate sufficient revenues to sustain its operations.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


(4) INCOME TAXES

The provision (benefit) for income taxes for the three months ended October 31, 2009, and 2008, was as follows (assuming a 15 percent effective tax rate):

                                              Three Months         Three Months
                                                 Ended                Ended
                                               October 31,          October 31,
                                                  2009                 2008
                                                --------             --------
Current Tax Provision:
  Federal-
    Taxable income                              $     --             $     --
                                                --------             --------

      Total current tax provision               $     --             $     --
                                                ========             ========
Deferred Tax Provision:
  Federal-
    Loss carryforwards                          $    443             $    330
    Change in valuation allowance                   (443)                (330)
                                                --------             --------

      Total deferred tax provision              $     --             $     --
                                                ========             ========


The Company had deferred income tax assets as of October 31, 2009, and July 31, 2009, as follows:

                                               October 31,           July 31,
                                                  2009                 2009
                                                --------             --------
Loss carryforwards                              $  9,786             $  9,343
Less - Valuation allowance                        (9,786)              (9,343)
                                                --------             --------

      Total net deferred tax assets             $     --             $     --
                                                ========             ========

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended October 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of October 31, 2009, the Company had approximately $65,246 (July 31, 2009 - $62,292) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


(5) RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475. As of July 31, 2008, this individual forgave the Company of this debt.

As of October 31, 2009, an officer, Director and stockholder of the Company had loaned $9,760 (July 31, 2009- $1,000) to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no specific terms for repayment

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

     - disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
     - disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
     - disclosure of information about credit-risk-related contingent features; and
     - cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


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

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2009, AND 2008
                                   (Unaudited)


(7) SUBSEQUENT EVENTS

On November 26, 2009, Mr. Yavuz Konur resigned as Chief Technical Officer and a Director of the Company.

On November 26, 2009, Mr. Hossein Mohseni resigned as the President, Secretary, Treasurer, and a Director of the Company.

On the same date, the Company appointed Mr. Glyn R. Garner as the President, Secretary, Treasurer, and a Director of the Company.

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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our registration statement on Form 10K for the year ended July 31, 2009.

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

RESULTS OF OPERATIONS

During the period from March 28, 2007 (date of inception) through October 31, 2009, we incurred a net loss of $65,246. This loss consisted primarily of incorporation costs, professional fees and administrative expenses. Since inception, we have sold 2,525,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

REVENUES

We had no revenues for the period from March 28, 2007 (date of inception) through October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2009, reflects assets of $6,493. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Date: December 15, 2009      QUUIBUS TECHNOLOGY, INC.


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

In accordance with the requirements of the Securities Act of 1933, this Registration statement was signed by the following persons in the capacities and on the dates stated:


Date: December 15, 2009              /s/ Hossein Khakbaz Mohseni
                                     -------------------------------------------
                              Name:  Hossein Khakbaz Mohseni
                              Title: President, Secretary, Treasurer and
                                     Director
                                     (Principal Financial and Executive Officer)


Date: December 15, 2009              /s/ Yavuz Konur
                                     -------------------------------------------
                              Name:  Yavuz Konur
                              Title: Chief Technical Officer and Director