Form 10-Q
period 2010-01-31
First Liberty Power Corp
filed 2010-03-22
CIK 1415305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2010
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                        Commission File Number 000-52928

                            FIRST LIBERTY POWER CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                              45-0560329
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

114 West Magnolia St., #400-136, Bellingham, WA                    98225
   (Address of principal executive offices)                      (Zip Code)

                                  702.990.8402
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

68,675,000  common shares issued and outstanding as of March 17, 2010.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)

Financial Statements-

   Balance Sheets as of January 31, 2010, and July 31, 2009.................. 3

   Statements of Operations for the Three and Six Months Ended
    January 31, 2010, and 2009, and Cumulative from Inception ............... 4

   Statements of Cash Flows for the Six Months Ended
    January 31, 2010, and 2009, and Cumulative from Inception ............... 5

   Notes to Financial Statements January 31, 2010, and 2009.................. 6

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                    AS OF JANUARY 31, 2010, AND JULY 31, 2009
                                   (Unaudited)

                                                                        January 31,           July 31,
                                                                           2010                2009
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $   1,884           $     138
                                                                         ---------           ---------

      Total current assets                                                   1,884                 138
                                                                         ---------           ---------
PROPERTY AND EQUIPMENT:
  Mineral properties                                                       220,500                  --
                                                                         ---------           ---------

      Total property and equipment                                         220,500                  --
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 222,384           $     138
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                               $   5,524           $   4,705
  Accrued liabilities                                                        4,815               3,500
  Due to shareholder                                                         9,760               1,000
  Loan payable                                                             195,500                  --
                                                                         ---------           ---------

      Total current liabilities                                            215,599               9,205
                                                                         ---------           ---------

      Total liabilities                                                    215,599               9,205
                                                                         ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share; 540,000,000 shares authorized; 68,675,000 and 68,175,000 shares issued and
   outstanding in 2010, and 2009, respectively                              68,675              68,175
  Discount on common stock                                                      --             (14,950)
  Additional paid-in capital                                                 9,550                  --
  (Deficit) accumulated during the development stage                       (71,440)            (62,292)
                                                                         ---------           ---------

      Total stockholders' equity (deficit)                                   6,785              (9,067)
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 222,384           $     138
                                                                         =========           =========

         The accompanying notes to financial statements are an integral part of these balance sheets.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010, AND 2009,
                 AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
                            THROUGH JANUARY 31, 2010
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                      January 31,                      January 31,             Cumulative
                                             ----------------------------      ---------------------------        From
                                                 2010            2009              2010           2009          Inception
                                             ------------    ------------      ------------   ------------    ------------
REVENUES                                     $         --    $         --      $         --   $         --    $         --
                                             ------------    ------------      ------------   ------------    ------------
EXPENSES:
  General and administrative-
    Audit fees                                      2,750           2,000             5,000          3,500          22,500
    Legal fees - Other                                 --           3,024                --          3,024          18,191
    Transfer agent fees                               411             300               711            600          14,680
    SEC filing fees                                   620           4,332               620          4,332           9,395
    Office rent                                       360             360               720            720           3,601
    Legal fees - Incorporation fees                    --              --                --             --             475
    Bank fees                                          18              18                62             53             475
    Office supplies                                    --              --                --             --              88
                                             ------------    ------------      ------------   ------------    ------------
      Total general and administrative
       expenses                                     4,159          10,034             7,113         12,229          69,405
                                             ------------    ------------      ------------   ------------    ------------

(LOSS) FROM OPERATIONS                             (4,159)        (10,034)           (7,113)       (12,229)        (69,405)

OTHER INCOME (EXPENSE)
  Interest income (expense)                        (2,035)             --            (2,035)            --          (2,035)

PROVISION FOR INCOME TAXES                             --              --                --             --              --
                                             ------------    ------------      ------------   ------------    ------------

NET (LOSS)                                   $     (6,194)   $    (10,034)     $     (9,148)  $    (12,229)   $    (71,440)
                                             ============    ============      ============   ============    ============

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and
   Diluted                                   $      (0.00)   $      (0.00)     $      (0.00)  $      (0.00)
                                             ============    ============      ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED               68,386,957      68,175,000        68,280,978     68,175,000
                                             ============    ============      ============   ============

         The accompanying notes to financial statements are an integral part of these statements.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
              FOR THE SIX MONTHS ENDED JANUARY 31, 2010, AND 2009,
                 AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
                            THROUGH JANUARY 31, 2010
                                   (Unaudited)

                                                                 Six Months Ended
                                                                    January 31,                   Cumulative
                                                           -----------------------------             From
                                                              2010                2009             Inception
                                                           ---------           ---------           ---------
OPERATING ACTIVITIES:
  Net (loss)                                               $  (9,148)          $ (12,229)          $ (71,440)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Expenses incurred by officer and Director                    --                  --                 475
  Changes in net liabilities-
     Accounts payable - Trade                                    819               1,559               5,524
     Accrued liabilities                                       1,315               1,524               4,815
                                                           ---------           ---------           ---------
NET CASH (USED IN) OPERATING ACTIVITIES                       (7,014)             (9,146)            (60,626)
                                                           ---------           ---------           ---------
INVESTING ACTIVITIES:
  Mineral properties                                        (195,500)                 --            (195,500)
                                                           ---------           ---------           ---------
NET CASH (USED IN) INVESTING ACTIVITIES                     (195,500)                 --            (195,500)
                                                           ---------           ---------           ---------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                               --                  --              66,500
  Proceeds from shareholder loan                               8,760                  --               9,760
  Proceeds from  loan                                        195,500                  --             195,500
  Deferred offering costs                                         --                  --             (13,750)
                                                           ---------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    204,260                  --             258,010
                                                           ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                1,746              (9,146)              1,884
                                                                               ---------           ---------
CASH - BEGINNING OF PERIOD                                       138              14,949                  --
                                                           ---------           ---------           ---------

CASH - END OF PERIOD                                       $   1,884           $   5,803           $   1,884
                                                           =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $      --           $      --           $      --
                                                           =========           =========           =========
  Income taxes                                             $      --           $      --           $      --
                                                           =========           =========           =========

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.

On December 24, 2009, the Company issued 500,000 shares of common stock pursuant to the Share Purchase Agreement entered into for mineral properies acquired. The 500,000 shares of common stock were valued at $25,000.


         The accompanying notes to financial statements are an integral part of these statements.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

First Liberty Power Corp. ("First Liberty Power" or the "Company" and formerly Quuibus Technology, Inc.) is a Nevada corporation in the exploration stage. The Company was incorporated under the laws of the State of Nevada on March 28, 2007. The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities. In December 2009, the Company changed its business direction. The Company's primary focus is on the exploration of domestic strategic energy and mineral properties to supply the emerging demand for clean energy. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

On December 22, 2009, the Company declared a 27 for 1 forward stock split of its issued and outstanding common stock. The Company authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001, and correspondingly, the Company issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock.

Effective December 22, 2009, the Company changed its name from "Quuibus Technology, Inc." to "First Liberty Power Corp." by way of a merger with its wholly owned subsidiary First Liberty Power Corp., which was formed solely for the change of name.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended July 31, 2009, included in the Company's Annual Report on Form 10-K filed on November 9, 2009, with the SEC.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of January 31, 2010, and July 31, 2009, and the results of its operations and cash flows for the six months ended January 31, 2010, and 2009, and cumulative from inception. The results of operations for the three and six months ended January 31, 2010, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2010.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

MINERAL PROPERTIES

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium, vanadium and uranium. Mineral claim and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

REVENUE RECOGNITION

The Company is in the exploration stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the three and six months ended January 31, 2010, and 2009.

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 INCOME TAXES. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2010, and July 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


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

SUBSEQUENT EVENTS

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the six months ended January 31, 2010, the review and evaluation of subsequent events for proper accrual and disclosure was completed through March 16, 2010, which was the date the financial statements were available to be issued.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2010, and July 31, 2009, and expenses for the three and six months ended January 31, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) EXPLORATION STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the exploration stage and has engaged in limited operations. Initial operations through January 31, 2010, include capital formation activities, organization, target market identification, marketing plans, and the purchase of mineral properties. The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities. In December 2009, the Company changed its business direction to exploration and development of domestic strategic energy and mineral properties. The Company's goal is to seek mineral resources to capitalize on the anticipated explosive demand for sustainable clean power.

During the period from March 28, 2007, through January 31, 2010, the Company was incorporated and issued 43,200,000 shares (post forward stock split) to its Directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 32,400,000 shares (post forward stock split) of newly issued common stock in the

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 4. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

(3) CHANGE IN MANAGEMENT

On November 26, 2009, Mr. Yavuz Konur resigned as Chief Technical Officer and a Director of the Company.

On November 26, 2009, Mr. Hossein Mohseni resigned as the President, Secretary, Treasurer, and a Director of the Company.

On November 26, 2009, the Company appointed Mr. Glyn R. Garner as the President, Secretary, Treasurer, and a Director of the Company.

(4) COMMON STOCK

The Company is authorized to issue 540,000,000 shares (post forward stock split) of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50 percent of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On July 6, 2007, the Company issued 43,200,000 shares of common stock to its Directors at a price of $0.00046 per share for cash proceeds of $20,000.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 32,400,000 shares (post forward stock split) of newly issued common stock at a price of $0.0019 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed the self-underwritten offering of 24,975,000 shares (post forward stock split) of its registered common stock, par value of $0.001 per share, at an offering price of $0.0019 per share for proceeds of $46,500.

On December 24, 2009, the Company issued 500,000 shares (post forward stock split) of common stock to GeoExplor Corp. pursuant the Mineral Property Purchase Agreement. (See Note 8 for detail). The 500,000 shares of common stock were valued at $25,000 based on the 2008 self-underwritten offering price.

(5) INCOME TAXES

The provision (benefit) for income taxes for the six months ended January 31, 2010, and 2009, was as follows (assuming a 15 percent effective tax rate):

                                                 Six Months          Six Months
                                                   Ended               Ended
                                                 January 31,         January 31,
                                                    2010                2009
                                                  --------            --------
Current Tax Provision:
  Federal -
    Taxable income                                $     --            $     --
                                                  --------            --------

      Total current tax provision                 $     --            $     --
                                                  ========            ========
Deferred Tax Provision:
  Federal -
    Loss carryforwards                            $  1,372            $  1,834
    Change in valuation allowance                   (1,372)             (1,834)
                                                  --------            --------

      Total deferred tax provision                $     --            $     --
                                                  ========            ========

The Company had deferred income tax assets as of January 31, 2010, and July 31, 2009, as follows:

                                                 January 31,          July 31,
                                                    2010                2009
                                                  --------            --------

Loss carryforwards                                $ 10,715            $  9,343
Less - Valuation allowance                         (10,715)             (9,343)
                                                  --------            --------

   Total net deferred tax assets                  $     --            $     --
                                                  ========            ========

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


The Company provided a valuation allowance equal to the deferred income tax assets for the three and six months ended January 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of January 31, 2010, the Company had approximately $71,440 (July 31, 2009 - $62,292) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6) RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475. As of July 31, 2008, this individual forgave the Company of this debt.

As of January 31, 2010, an officer, Director and stockholder of the Company had loaned $9,760 (July 31, 2009- $1,000) to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

(7) LOAN PAYABLE

On December 24, 2009, the Company borrowed $195,500 from a third party under a promissory note. The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on or before December 23, 2010.

(8) CONTRACTS AND AGREEMENTS

MINERAL PROPERTY PURCHASE AGREEMENT

On December 24, 2009, the Company entered into two property purchase agreements with GeoExplor Corp., which granted an exclusive exploration licenses to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration ( the "Lithium Agreement"), and one agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the "Van-Ur Agreement"). In regards to the Lithium Agreement, the Company is required to (1) make cash payment of $490,500 over a four year period, of which initial payments of $115,500 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the agreement. In regards to the Van-Ur Agreement, the Company is required to (1) make cash payments of $480,000 over a four year period, of which initial payments of $80,000 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement. Pursuant to both Agreements,

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


upon the completion of the required payments and work commitments, GeoExplor shall transfer title to the properties to the company and will retain a 2 percent royalty, on which, the Company will have the option to purchase one-half, or 1%, for $1,000,000.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

On December 4, 2007, the FASB issued FASB Statement No. 160, (FASB ASC 810-10) "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51". SFAS No. 160 (FASB ASC 810-10) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 (FASB ASC 810-10) clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 (FASB ASC 810-10) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 (FASB ASC 810-10) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133". SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (FASB ASC 815) requires:

     * disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
     * disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
     * disclosure of information about credit-risk-related contingent features;
     * and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING Principles". SFAS No. 162 (FASB ASC
105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPT ACCOUNTING PRINCIPLES." SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

     a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.
     b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.
     c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).
     d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS". SFAS No. 163 (FASB ASC
944) clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944). Except for those disclosures, earlier application is not permitted. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) "NOT-FOR-PROFIT ENTITIES: MERGERS AND ACQUISITIONS". SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) "SUBSEQUENT EVENTS". SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO, 140". SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOTY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2010, AND 2009
                                   (Unaudited)


This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(10) SUBSEQUENT EVENTS

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months. The Company agreed to issue to Mr. Rud 250,000 shares of the Company's common stock. On March 1, 2010, the Company appointed Mr. Rud as Vice President of Exploration of the Company.

On March 11, 2010, the Company issued 720,000 units in a private placement, raising gross proceeds of $360,000, or $0.50 per unit. Each unit consists of one common share and one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" mean First Liberty Power Corp., unless otherwise indicated.

GENERAL OVERVIEW

The address of our principal executive office is 114 West Magnolia Street, #400-136, Bellingham, WA 98225. Our telephone number is 702-990-8402.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FLPC".

We were incorporated in the State of Nevada under the name "Quuibus Technology, Inc." on March 28, 2007, to engage in the business of developing and offering a server-based software product for the creation of wireless communities. On November 26, 2009, our founding Directors and officers resigned and Glyn R. Garner was elected a director and appointed president, secretary and treasurer of our company. Due to our inability to commence viable operations in the software production industry, new management of our Company began to evaluate various business alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares.

In accordance with the approval of our Board of Directors, effective December 22, 2009, the Nevada Secretary of State effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for 27 new basis, such that our authorized capital increased from 20,000,000 shares of common stock with par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock. Also, effective December 22, 2009, we changed our name from "Quuibus Technology, Inc." to "First Liberty Power Corp." by way of a merger with our wholly owned subsidiary First Liberty Power Corp. which was formed solely for the purpose of the change of name. The change of name and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 4, 2010, under the new stock symbol "FLPC". The change of name was effected to better reflect the new business direction of our Company.

On December 24, 2009, we entered into two purchase agreements granting our Company exclusive exploration licenses for lithium and lithium carbonate exploration in Nevada and vanadium and uranium exploration in Utah.

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

OUR CURRENT BUSINESS

We are an exploration stage company engaged in the exploration of mineral properties.

Effective December 22, 2009, the Nevada Secretary of State effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for 27 new basis, such that our authorized capital increased from 20,000,000 shares of common stock with par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock. Also, effective December 22, 2009, we changed our name from "Quuibus Technology, Inc." to "First Liberty Power Corp." by way of a merger with our wholly owned subsidiary First Liberty Power Corp. which was formed solely for the purpose of the change of name. The change of name and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 4, 2010, under the new stock symbol "FLPC". Our new CUSIP number is 320697 105. The change of name was effected to better reflect the new business direction of our Company.

On December 24, 2009, we entered into two purchase agreements with GeoExplor Corp. Under the agreements, we have been granted an exclusive exploration license in regards to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada for

Lithium and Lithium Carbonate exploration (the "Lithium Agreement"), and one agreement is in regards to claims located in San Juan County, Utah for Vanadium and Uranium exploration (the "Van-Ur Agreement"). Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoExplor shall transfer title to the properties to our Company and shall retain a 2% royalty, on which we shall have the option to purchase one-half, or 1%, for $1,000,000.

In regards to the Lithium Agreement we are required to (1) make cash payments of $490,500 over a four year period, of which initial payments of $115,500 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 are issuable immediately; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement.

In regards to the Van-Ur Agreement we are required to (1) make cash payments of $480,000 over a four year period, of which initial payments of $80,000 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 are issuable immediately; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement.

On March 1, 2010, we entered into a consulting agreement with John Rud, our Vice President of exploration, wherein Mr. Rud has agreed to provide consulting services to our Company for a period of 12 months.

CASH REQUIREMENTS

We anticipate a cash requirement in the amount of $205,000 during the next 12 months. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

Over the next 12 months we anticipate that we will incur the following cash requirements:

                                                          Amount
                                                         --------
              General operating fees                     $ 35,000
              Professional Fees                            20,000
              Exploration and Development Costs           150,000
                                                         --------

              TOTAL                                      $205,000
                                                         ========

CAPITAL EXPENDITURES

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend $35,000 during the twelve-month period ending January 31, 2011, on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending January 31, 2011.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2011.

PERSONNEL PLAN

As of January 31, 2010, our only employees were our Directors and officer.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 201, AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010, which are included herein.

Our operating results for the three months ended January 31, 2010, for the three months ended January 31, 2009, and the changes between those periods for the respective items are summarized as follows:

                                                             Change Between
                      Three Months      Three Months    Three Month Period Ended
                         Ended             Ended          January 31, 2010 and
                       January 31,       January 31,           January 31,
                          2010              2009                  2009
                        --------          --------              --------
Revenue                 $    Nil          $    Nil              $    Nil
Operating Expenses      $  4,159          $ 10,034              $ (5,875)
Net Income (Loss)       $ (6,194)         $(10,034)             $ (3,840)

OPERATING EXPENSES

Our operating expenses for the three months ended January 31, 2010, and January 31, 2009 are outlined in the table below:

                                               Three Months Ended
                                                   January 31,
                                            2010                2009
                                          --------            --------
Legal fees - other                        $    Nil            $  3,024
Transfer agent fees                       $    411            $    300
Audit fees                                $  2,750            $  2,000
SEC filing fees                           $    620            $  4,332
Office rent                               $    360            $    360

Bank Fees                                 $     18            $     18

The decrease in operating expenses for the three months ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to the Company having less cash available and thus restricting operations until such time additional cash was raised.

SIX MONTHS ENDED JANUARY 31, 2010, AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010, which are included herein.

Our operating results for the six months ended January 31, 2010, and 2009 and the changes between those periods for the respective items are summarized as follows:

                                                            Change Between
                       Six Months        Six Months      Six Month Period Ended
                         Ended             Ended          January 31, 2010 and
                       January 31,       January 31,           January 31,
                          2010              2009                  2009
                        --------          --------              --------
Revenue                 $    Nil          $    Nil              $    Nil
Operating Expenses      $  7,113          $ 12,229              $ (5,116)
Net Income (Loss)       $ (9,148)         $(12,229)             $ (3,081)

OPERATING EXPENSES

Our operating expenses for the six months ended January 31, 2010, and 2009 are outlined in the table below:

                                                 Six months Ended
                                                    January 31,
                                            2010                2009
                                          --------            --------
Legal fees - other                        $    Nil            $  3,024
Transfer agent fees                       $    711            $    600
Audit fees                                $  5,000            $  3,500

The decrease in operating expenses for the six months ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to Company having less cash available and thus restricting operations until such time additional cash was raised.

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

LIQUIDITY AND FINANCIAL CONDITION

As of January 31, 2010, our total current assets were $1,884, and our total current liabilities were $215,599 and we had a working capital deficit of $213,715. Our financial statements report a net loss of $9,148 for the six months ended January 31, 2010, and a net loss of $71,440 for the period from March 28, 2007 (date of inception) to January 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS

                                                         At              At
                                                     January 31,     January 31,
                                                        2010            2009
                                                      ---------       ---------
Net Cash provided by (Used in) Operating Activities   $  (7,014)      $  (9,146)
Net Cash Provided by (Used In) Investing Activities   $(195,500)      $     Nil
Net Cash Provided by Financing Activities             $ 204,260       $     Nil
Cash increase (decrease) during the year              $   1,746       $  (9,146)

We had cash in the amount of $1,884, as of January 31, 2010 as compared to $138 as of July 31, 2009. We had a working capital deficit of $213,715 as of January 31, 2010, compared to working capital deficit of $9,067 as of July 31, 2009.

Our principal sources of funds have been from sales of our common stock.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

In their audit report relating to our financial statements for the period ended July 31, 2009 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

BASIS OF PRESENTATION AND ORGANIZATION

First Liberty Power Corp. ("First Liberty Power" or the "Company" and formerly Quuibus Technology, Inc.) is a Nevada corporation in the exploration stage. The Company was incorporated under the laws of the State of Nevada on March 28, 2007. The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities. In December 2009, the Company changed its business direction. The Company's primary focus is on exploration and development of domestic strategic energy and mineral properties to supply the emerging demand for clean energy. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

On December 22, 2009, the Company declared a 1 for 27 forward stock split of its issued and outstanding common stock. The Company authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001, and correspondingly, the Company issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock.

Effective December 22, 2009, the Company changed its name from "Quuibus Technology, Inc." to "First Liberty Power Corp." by way of a merger with its wholly owned subsidiary First Liberty Power Corp., which was formed solely for the change of name.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Quuibus have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended July 31, 2009, included in Quuibus's Annual Report on Form 10-K filed on November 13, 2009, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of January 31, 2010, and July 31, 2009, and the results of its operations and cash flows for the three and six months ended January 31, 2010, and 2009, and cumulative from inception. The results of operations for the three and six months ended January 31, 2010, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2010.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

MINERAL PROPERTIES

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium, vanadium and uranium. Mineral claim and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the three and six months ended January 31, 2010, and 2009.

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 INCOME TAXES. Under FASB ASC 740 -10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2010, and July 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

SUBSEQUENT EVENTS

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the six months ended January 31, 2010, the review and evaluation of subsequent events for proper accrual and disclosure was completed through March 16, 2009, which was the date the financial statements were available to be issued.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2010, and July 31, 2009, and expenses for the three and six months ended January 31, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

NEW ACCOUNTING PRONOUNCEMENTS

On December 4, 2007, the FASB issued FASB Statement No. 160, (FASB ASC 810-10) "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51". SFAS No. 160 (FASB ASC 810-10) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 (FASB ASC 810-10) clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 (FASB ASC 810-10) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 (FASB ASC 810-10) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133". SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (FASB ASC 815) requires:

     * disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
     * disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

     * disclosure of information about credit-risk-related contingent features;
     * and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING Principles". SFAS No. 162 (FASB ASC
105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPT ACCOUNTING PRINCIPLES." SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

     a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.
     b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.
     c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).
     d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS". SFAS No. 163 (FASB ASC
944) clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES" ("SFAS No. 5"). SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944). Except for those disclosures, earlier application is not permitted. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial statements.
On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) "NOT-FOR-PROFIT ENTITIES: MERGERS AND ACQUISITIONS". SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) "SUBSEQUENT EVENTS". SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO, 140". SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS ASSOCIATED WITH OUR BUSINESS

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated on March 28, 2007 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2010 was $71,440. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate a profitable mineral resource property
     *    our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND ACTIVITIES.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

BECAUSE OF THE EARLY STAGE OF DEVELOPMENT AND THE NATURE OF OUR BUSINESS, OUR SECURITIES ARE CONSIDERED HIGHLY SPECULATIVE.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL CONTINUE TO BE SUCCESSFUL IN ACQUIRING MINERAL CLAIMS. IF WE CANNOT CONTINUE TO ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

RISKS RELATED TO OUR COMMON STOCK

TRADING IN OUR COMMON SHARES ON THE OTC BULLETIN BOARD IS LIMITED AND SPORADIC MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES OR LIQUIDATE THEIR INVESTMENTS.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, OR FINRA, HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number                               Description
------                               -----------

(3)      (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

3.1 Articles of Incorporation (Incorporated by reference to the Form SB-2 filed on November 13, 2007)

3.2      Bylaws (Incorporated by reference to the Form SB-2 filed on November
         13, 2007)

3.3 Articles of Merger (Incorporated by reference to the Form 8-K filed on February 22, 2010)

3.4 Certificate of Change (Incorporated by reference to the Form 8-K filed on February 22, 2010)

(10)     MATERIAL CONTRACTS

10.1 Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and our company (Incorporated by reference to the Form 8-K filed on January 21, 2010)

10.2 Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and our company (Incorporated by reference to the Form 8-K filed on January 21, 2010)

(31)     SECTION 302 CERTIFICATION

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)     SECTION 906 CERTIFICATION

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST LIBERTY POWER CORP.
                                   (Registrant)


Dated: March 22, 2010          /s/ Glyn R. Garner
                               -------------------------------------------------
                               Glyn R. Garner
                               President, Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)