Form 10-Q
period 2010-04-30
First Liberty Power Corp
filed 2010-06-21
CIK 1415305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2010
                                       or

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

68,675,000  common shares issued and outstanding as of June 18, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                          (AN EXLORATION STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)

Financial Statements -

     Balance Sheets as of April 30, 2010, and July 31, 2009.................. 3

     Statements of Operations for the Three and Nine Months Ended
      April 30, 2010, and 2009, and Cumulative from Inception ............... 4

     Statements of Cash Flows for the Nine Months Ended
      April 30, 2010, and 2009, and Cumulative from Inception ............... 5

     Notes to Financial Statements April 30, 2010, and 2009.................. 6

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                     AS OF APRIL 30, 2010, AND JULY 31, 2009
                                   (Unaudited)

                                                                                April 30,             July 31,
                                                                                  2010                 2009
                                                                               ----------           ----------
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                                 $  247,417           $      138
  Prepaid expenses                                                                103,324                   --
                                                                               ----------           ----------
      Total current assets                                                        350,741                  138
                                                                               ----------           ----------
PROPERTY AND EQUIPMENT:
  Mineral properties                                                              247,500                   --
                                                                               ----------           ----------
      Total property and equipment                                                247,500                   --
                                                                               ----------           ----------

TOTAL ASSETS                                                                   $  598,241           $      138
                                                                               ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                                     $   43,131           $    4,705
  Accrued liabilities                                                              14,540                3,500
  Due to shareholder                                                                9,761                1,000
  Loan payable                                                                    159,965                   --
                                                                               ----------           ----------
      Total current liabilities                                                   227,397                9,205
                                                                               ----------           ----------

      Total liabilities                                                           227,397                9,205
                                                                               ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share; 540,000,000 shares authorized;
   69,645,000 and 68,175,000 shares issued and outstanding in 2010, and
   2009, respectively                                                              69,645               68,175
  Discount on common stock                                                             --              (14,950)
  Additional paid-in capital                                                      448,580                   --
  (Deficit) accumulated during the development stage                             (147,381)             (62,292)
                                                                               ----------           ----------
      Total stockholders' equity (deficit)                                        370,844               (9,067)
                                                                               ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $  598,241           $      138
                                                                               ==========           ==========


               The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
        FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010, AND 2009, AND
       CUMULATIVE FROM INCEPTION (MARCH 28, 2007) THROUGH APRIL 30, 2010
                                   (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                           April 30,                       April 30,              Cumulative
                                                 ----------------------------    ----------------------------        From
                                                     2010            2009            2010            2009         Inception
                                                 ------------    ------------    ------------    ------------    ------------
REVENUES                                         $         --    $         --    $         --    $         --    $         --
                                                 ------------    ------------    ------------    ------------    ------------
EXPENSES:
  General and administrative -
    Exploration cost                                    9,494           9,494           9,494
    Audit fees                                          3,650           1,500           8,650           5,000          26,150
    Legal fees - Other                                  8,888              --          13,809           3,024          32,000
    Transfer agent fees                                   300             550           1,011           1,150          14,980
    SEC filing fees                                        --             210             620           4,542           9,395
    Consulting fees                                    25,651              --          35,651          35,651
    Office rent                                           360             360           1,080           1,080           3,961
    Legal fees - Incorporation fees                        --              --              --              --             475
    Bank fees                                              53              54             194             107             607
    Office supplies and miscellaneous                   7,350              --           8,293              --           8,381
                                                 ------------    ------------    ------------    ------------    ------------
      Total general and administrative expenses        55,746           2,674          78,802          14,903         141,094
                                                 ------------    ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                                (55,746)         (2,674)        (78,802)        (14,903)       (141,094)

OTHER INCOME (EXPENSE)
  Interest income (expense)                            (5,986)             --          (8,076)             --          (8,076)

PROVISION FOR INCOME TAXES                                 --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                       $    (61,732)   $     (2,674)   $    (86,878)   $    (14,903)   $   (149,170)
                                                 ============    ============    ============    ============    ============
COMPREHENSIVE GAIN (LOSS)
  Foreign currency translation adjustment               1,789              --           1,789              --           1,789
                                                 ------------    ------------    ------------    ------------    ------------

TOTAL COMPREHENSIVE (LOSS)                            (59,943)         (2,674)        (85,089)        (14,903)       (147,381)
                                                 ============    ============    ============    ============    ============
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted    $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                 ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   68,386,957      68,175,000      68,280,978      68,175,000
                                                 ============    ============    ============    ============


               The accompanying notes to financial statements are
                     an integral part of these statements.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
             FOR THE NINE MONTHS ENDED APRIL 30, 2010, AND 2009, AND
       CUMULATIVE FROM INCEPTION (MARCH 28, 2007) THROUGH APRIL 30, 2010
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                      April 30,                      Cumulative
                                                           -------------------------------             From
                                                              2010                 2009              Inception
                                                           ----------           ----------           ----------
OPERATING ACTIVITIES:
  Net (loss)                                               $  (86,878)          $  (14,903)          $ (149,170)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Expenses incurred by officer and Director                     --                   --                  475
     Common stock issued for mineral properties                25,000
     Common stock issued for services                          80,000                   --                   --
  Changes in net assets and liabilities -
     Prepaid expenses                                        (103,324)                  --             (103,324)
     Accounts payable - Trade                                  38,426                 (200)              43,131
     Accrued liabilities                                       11,040                1,124               14,540
                                                           ----------           ----------           ----------
NET CASH (USED IN) OPERATING ACTIVITIES                       (35,736)             (13,979)            (194,348)
                                                           ----------           ----------           ----------
INVESTING ACTIVITIES:
  Mineral properties                                         (247,500)                  --             (247,500)
                                                           ----------           ----------           ----------
NET CASH (USED IN) INVESTING ACTIVITIES                      (247,500)                  --             (247,500)
                                                           ----------           ----------           ----------
FINANCING ACTIVITIES:
  Issuance of common stock for cash                           360,000                   --              426,500
  Proceeds from shareholder loan                                8,761                   --                9,761
  Proceeds from  loan                                         250,000                   --              250,000
  Payments on loan                                            (90,035)
  Deferred offering costs                                          --                   --              (13,750)
                                                           ----------           ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     528,726                   --              672,511
                                                           ----------           ----------           ----------

EFFECTS OF EXCHANGE RATE CHANGES IN CASH                        1,789
                                                           ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                               247,279              (13,979)             230,663
                                                                                                     - --------
CASH - BEGINNING OF PERIOD                                        138               14,949                   --
                                                           ----------           ----------           ----------

CASH - END OF PERIOD                                       $  247,417           $      970           $  230,663
                                                           ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $       --           $       --           $       --
                                                           ==========           ==========           ==========
  Income taxes                                             $       --           $       --           $       --
                                                           ==========           ==========           ==========

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.

On December 24, 2009, the Company issued 500,000 shares of common stock pursuant to the Share Purchase Agreement entered into for mineral properies acquired. The 500,000 shares of common stock were valued at $25,000.

On March 1, 2010, the Company entered into a consulting agreement with John Rud. The Company issued 250,000 shares of common stock valued at $80,000.

               The accompanying notes to financial statements are
                     an integral part of these statements.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

First Liberty Power Corp. ("First Liberty Power" or the "Company" and formerly Quuibus Technology, Inc.) is a Nevada corporation in the exploration stage. The Company was incorporated under the laws of the State of Nevada on March 28, 2007. The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities. In December 2009, the Company changed its business direction. The Company's primary focus is on exploration of domestic strategic energy and mineral properties to supply the emerging demand for clean energy. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of Quuibus have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended July 31, 2009, included in Quuibus's Annual Report on Form 10-K filed on November 9, 2009, with the SEC.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of April 30, 2010, and July 31, 2009, and the results of its operations and cash flows for the nine months ended April 30, 2010, and 2009, and cumulative from inception. The results of operations for the three and nine months ended April 30, 2010, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2010.

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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


dilutive. There were no dilutive financial instruments issued or outstanding during the three and nine months ended April 30, 2010, and 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2010, and July 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


accompanying financial statements as general and administrative expenses, and are expensed as incurred.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2010, and July 31, 2009, and expenses for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) EXPLORATION STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the exploration stage and has engaged in limited operations. Initial operations through April 30, 2010, include capital formation activities, organization, target market identification, and marketing plans. The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities. In December 2009, the Company changed its business direction to exploration and development of domestic strategic energy and mineral properties. The Company's goal is to seek mineral resources to capitalize on the anticipated explosive demand for sustainable clean power.

During the period from March 28, 2007, through April 30, 2010, the Company was incorporated and issued 43,200,000 shares (post forward stock split) to its Directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 32,400,000 shares (post forward stock split) of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 4. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


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

On March 1, 2010, the Company appointed John Rud as vice president of exploration of the company.

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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


On March 1, 2010, the Company entered into a consulting agreement with John Rud, wherein John Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months. The Company agreed to issue to John Rud 250,000 shares of the Company common stock. On March 1, 2010, the Company appointed John Rud as vice president of exploration of the company.

On March 11, 2010, the Company issued 720,000 units in a private placement, raising gross proceeds of $360,000, or $0.50 per unit. Each unit consists of one common share and one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing.

(5) INCOME TAXES

The provision (benefit) for income taxes for the nine months ended April 30, 2010, and 2009, was as follows (assuming a 15 percent effective tax rate):

                                                         Nine Months Ended
                                                   April 30,           April 30,
                                                     2010                2009
                                                   --------            --------
Current Tax Provision:
  Federal -
    Taxable income                                 $     --            $     --
                                                   --------            --------

      Total current tax provision                  $     --            $     --
                                                   ========            ========
Deferred Tax Provision:
  Federal -
    Loss carryforwards                             $ 13,024            $  2,235
    Change in valuation allowance                   (13,024)             (2,235)
                                                   --------            --------

      Total deferred tax provision                 $     --            $     --
                                                   ========            ========

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


The Company had deferred income tax assets as of April 30, 2010, and July 31, 2009, as follows:

                                                   April 30,            July 31,
                                                     2010                2009
                                                   --------            --------
Loss carryforwards                                 $ 22,367            $  9,343
Less - Valuation allowance                          (22,367)             (9,343)
                                                   --------            --------

      Total net deferred tax assets                $     --            $     --
                                                   ========            ========

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended April 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of April 30, 2010, the Company had approximately $149,116 (July 31, 2009 - $62,292) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6) RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475. As of July 31, 2008, this individual forgave the Company of this debt.

As of April 30, 2010, an officer, Director and stockholder of the Company had loaned $9,760 (July 31, 2009- $1,000) to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

(7) LOAN PAYABLE

On December 24, 2009, the Company borrowed $200,000 from a third party under a promissory note. The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on or before December 23, 2010. On February 9, 2010, the Company paid $90,035 on the loan to the third party.

On March 15, 2010, the Company borrowed an additional $50,000. The loan is unsecured, bears interest at 10 percent per annum, and is due on or before March 15, 2011. As of April 30, 2010, the Company had an outstanding balance owed to the third party of $159,965.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


(8) CONTRACTS AND AGREEMENTS

MINERAL PROPERTY PURCHASE AGREEMENT

On December 24, 2009, the Company entered into two property purchase agreements with GeoExplor Corp., which granted an exclusive exploration licenses to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration ( the "Lithium Agreement"), and one agreement is in regards to claims located in San Juan County, Utah for Vanadium and Uranium exploration (the "Van-Ur Agreement"). In regards to the Lithium Agreement, the Company is required to (1) make cash payment of $490,500 over a four year period, of which initial payments of $115,500 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the agreement. In regards to the Van-Ur Agreement, the Company is required to (1) make cash payments of $480,000 over a four year period, of which initial payments of $80,000 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement. Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoExplor shall transfer title to the properties to the company and will retain a 2 percent royalty, on which, the Company will have the option to purchase one-half, or 1%, for $1,000,000.

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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial In June 2009, the FASB issued FASB

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (UNAUDITED)


Statement No. 166, (FASB ASC 860) "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO, 140". SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

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

(10) SUBSEQUENT EVENTS

On May 3, 2010, the Company issued 250,000 shares of common stock to John Hoak, a Director of the Company for consulting services to be rendered.

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

GENERAL OVERVIEW

The address of our principal executive office is 114 West Magnolia Street, #400
- 136, Bellingham, WA 98225. Our telephone number is 702-990-8402.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FLPC".

We were incorporated in the State of Nevada under the name "Quuibus Technology, Inc." on March 28, 2007 to engage in the business of developing and offering a server-based software product for the creation of wireless communities. On November 26, 2009, our founding directors and officers resigned and Glyn R. Garner was elected a director and appointed president, secretary and treasurer of our company. Due to our inability to commence viable operations in the software production industry, new management of our company began to evaluate various business alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares.

In accordance with board approval, effective December 22, 2009, the Nevada Secretary of State effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for 27 new basis, such that our authorized capital increased from 20,000,000 shares of common stock with par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock. Also, effective December 22, 2009, we changed our name from "Quuibus Technology, Inc." to "First Liberty Power Corp." by way of a merger with our wholly owned subsidiary First Liberty Power Corp. which was formed solely for the purpose of the change of name. The change of name and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 4, 2010 under the new stock symbol "FLPC". The change of name was effected to better reflect the new business direction of our company.

On December 24, 2009, we entered into two purchase agreements granting our company exclusive exploration licenses for lithium and lithium carbonate exploration in Nevada and vanadium and uranium exploration in Utah.

On March 1, 2010, we appointed Jon Rud as vice-president of exploration of our company.

On March 11, 2010, we closed a private placement whereby we issued 720,000 units for gross proceeds of $360,000. Each unit consists of one common share and one share purchase warrant. Each whole common share purchase warrant shall entitle the holder to purchase one share of common stock in the capital of the company for a period of twelve months from closing at a price of $0.50 per warrant share.

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

In regards to the Lithium Agreement we are required to: (1) make cash payments of $490,500 over a four year period, of which initial payments of $115,500 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 have been issued; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement.

In regards to the Van-Ur Agreement we are required to (1) make cash payments of $480,000 over a four year period, of which initial payments of $80,000 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 have been issued; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement.

On March 1, 2010, we entered into a consulting agreement with John Rud, our vice president of exploration, wherein John Rud has agreed to provide consulting services to our company for a period of 12 months.

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
                                                              ========

CAPITAL EXPENDITURES

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend $35,000 during the twelve-month period ending April 30, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2011.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2011.

PERSONNEL PLAN

As of April 30, 2010, our only employees were our directors and officer.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2010, AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2010, which are included herein.

Our operating results for the three months ended April 30, 2010, for the three months ended April 30, 2009, and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                  Three Month
                           Three Months       Three Months       Period Ended
                              Ended              Ended        April 30, 2010 and
                             April 30,          April 30,          April 30,
                               2010               2009               2009
                             --------           --------           --------
Revenue                      $    Nil           $    Nil           $    Nil
Operating Expenses           $ 55,746           $  2,674           $ 53,072
Net Income (Loss)            $(61,732)          $ (2,674)          $(59,008)

OPERATING EXPENSES

Our operating expenses for the three months ended April 30, 2010, and April 30, 2009 are outlined in the table below:

                                 Three Months Ended
                                      April 30,
                               2010               2009
                             --------           --------
Legal fees - other           $  8,888           $    Nil
Transfer agent fees          $    300           $    550
Audit fees                   $  3,650           $  1,500
SEC filing fees              $    Nil           $    210
Office rent                  $    360           $    360
Bank Fees                    $     53           $     54

The increase in operating expenses for the three months ended April 30, 2010, compared to the same period in fiscal 2009, was mainly due to our company having less cash available and thus restricting operations until such time additional cash was raised.

NINE MONTHS ENDED APRIL 30, 2010, AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2010, which are included herein.

Our operating results for the nine months ended April 30, 2010, and 2009 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                  Nine Month
                            Nine Months        Nine Months       Period Ended
                              Ended              Ended        April 30, 2010 and
                             April 30,          April 30,          April 30,
                               2010               2009               2009
                             --------           --------           --------
Revenue                      $    Nil           $    Nil           $    Nil
Operating Expenses           $ 78,802           $ 14,903           $ 63,899
Net Income (Loss)            $(86,878)          $(14,903)          $(71,975)

OPERATING EXPENSES

Our operating expenses for the nine months ended April 30, 2010, and 2009 are outlined in the table below:

                                  Nine months Ended
                                      April 30,
                               2010               2009
                             --------           --------
Legal fees - other           $ 13,809           $  3,024
Transfer agent fees          $  1,011           $  1,150
Audit fees                   $  8,650           $  5,000

The increase in operating expenses for the nine months ended April 30, 2010, compared to the same period in fiscal 2009, was mainly due to our company having less cash available and thus restricting operations until such time additional cash was raised.

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

LIQUIDITY AND FINANCIAL CONDITION

As of April 30, 2010, our total current assets were $350,741, and our total current liabilities were $227,397 and we had working capital of $123,344. Our financial statements report a net loss of $86,878 for the nine months ended April 30, 2010, and a net loss of $149,170 for the period from March 28, 2007 (date of inception) to April 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS

                                                      Nine Months    Nine Months
                                                        Ended          Ended
                                                       April 30,      April 30,
                                                         2010           2009
                                                      ---------      ---------
Net Cash provided by (Used in) Operating Activities   $ (35,736)     $ (13,979)
Net Cash Provided by (Used In) Investing Activities   $(247,500)     $     Nil
Net Cash Provided by Financing Activities             $ 528,726      $     Nil
Cash increase (decrease) during the year              $ 247,279      $ (13,979)

We had cash in the amount of $247,417, as of April 30, 2010 as compared to $138 as of July 31, 2009. We had a working capital of $123,344 as of April 30, 2010, compared to working capital deficit of $9,067 as of July 31, 2009.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

BASIS OF PRESENTATION AND ORGANIZATION

First Liberty Power Corp. ("First Liberty Power" or the "Company" and formerly Quuibus Technology, Inc.) is a Nevada corporation in the exploration stage. The Company was incorporated under the laws of the State of Nevada on March 28, 2007. The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities. In December 2009, the Company changed its business direction. The Company's primary focus is on exploration of domestic strategic energy and mineral properties to supply the emerging demand for clean energy. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of Quuibus have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended July 31, 2009, included in Quuibus's Annual Report on Form 10-K filed on November 9, 2009, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of April 30, 2010, and July 31, 2009, and the results of its operations and cash flows for the nine months ended April 30, 2010, and 2009, and cumulative from inception. The results of operations for the three and nine months ended April 30, 2010, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2010.

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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the three and nine months ended April 30, 2010, and 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2010, and July 31, 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2010, and July 31, 2009, and expenses for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

     * disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
     * disclosure of information about credit-risk-related contingent features; and
     * cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES

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

As of April 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated on March 28, 2007 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2010 was $149,170. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

                               FIRST LIBERTY POWER CORP.
                                     (Registrant)


Dated: June 18, 2010           /s/ Glyn R. Garner
                               -------------------------------------------------
                               Glyn R. Garner
                               President, Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)