Form 10-Q/A
period 2010-04-30
First Liberty Power Corp
filed 2010-06-25
CIK 1415305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

                                 (360) 392-2830
              (Registrant's telephone number, including area code)

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

68,175,000  common shares issued and outstanding as of June 18, 2010

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

     Statements of Operations for the Three and Nine Months Ended
      April 30, 2010, and 2009, and Cumulative from Inception ............... 4

     Statements of Cash Flows for the Nine Months Ended
      April 30, 2010, and 2009, and Cumulative from Inception ............... 5

     Notes to Financial Statements April 30, 2010, and 2009.................. 6

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                     AS OF APRIL 30, 2010, AND JULY 31, 2009
                                   (Unaudited)

                                                                                April 30,             July 31,
                                                                                  2010                 2009
                                                                               ----------           ----------

                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                                 $ 247,417            $     138
  Prepaid expenses                                                               103,324                   --
                                                                               ---------            ---------
      Total current assets                                                       350,741                  138
                                                                               ---------            ---------
PROPERTY AND EQUIPMENT:
  Mineral properties                                                             247,500                   --
                                                                               ---------            ---------
      Total property and equipment                                               247,500                   --
                                                                               ---------            ---------

TOTAL ASSETS                                                                   $ 598,241            $     138
                                                                               =========            =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                                     $ 148,131            $   4,705
  Accrued liabilities                                                             14,540                3,500
  Due to shareholder                                                               9,761                1,000
  Loan payable                                                                   159,965                   --
                                                                               ---------            ---------
      Total current liabilities                                                  332,397                9,205
                                                                               ---------            ---------

      Total liabilities                                                          332,397                9,205
                                                                               ---------            ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share; 540,000,000 shares authorized;
    68,175,000 shares issued and outstanding                                      68,175               68,175
  Discount on common stock                                                            --             (14,950)
  Additional paid in capital                                                     150,650                   --
  Stock subscriptions                                                            194,400                   --
  Accumulated other comprehensive income                                           1,789                   --
  (Deficit) accumulated during the development stage                            (149,170)             (62,292)
                                                                               ---------            ---------
      Total stockholders' equity (deficit)                                       265,844               (9,067)
                                                                               ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $ 598,241            $     138
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
                                   (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                           April 30,                       April 30,              Cumulative
                                                 ----------------------------    ----------------------------        From
                                                     2010            2009            2010            2009         Inception
                                                 ------------    ------------    ------------    ------------    ------------
REVENUES                                         $         --    $         --    $         --    $         --    $         --
                                                 ------------    ------------    ------------    ------------    ------------
EXPENSES:
  General and administrative -
    Exploration cost                                    9,494              --           9,494              --           9,494
    Audit fees                                          3,650           1,500           8,650           5,000          26,150
    Legal fees - Other                                  8,888              --          13,809           3,024          32,000
    Transfer agent fees                                   300             550           1,011           1,150          14,980
    SEC filing fees                                        --             210             620           4,542           9,395
    Consulting fees                                    25,651              --          35,651              --          35,651
    Office rent                                           360             360           1,080           1,080           3,961
    Legal fees - Incorporation fees                        --              --              --              --             475
    Bank fees                                              53              54             194             107             607
    Office supplies and miscellaneous                   7,350              --           8,293              --           8,381
                                                 ------------    ------------    ------------    ------------    ------------
      Total general and administrative expenses        55,746           2,674          78,802          14,903         141,094
                                                 ------------    ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                                (55,746)         (2,674)        (78,802)        (14,903)       (141,094)

OTHER INCOME (EXPENSE)
  Interest income (expense)                            (5,986)             --          (8,076)             --          (8,076)

PROVISION FOR INCOME TAXES                                 --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                       $    (61,732)   $     (2,674)   $    (86,878)   $    (14,903)   $   (149,170)
                                                 ============    ============    ============    ============    ============

COMPREHENSIVE GAIN (LOSS)
  Foreign currency translation adjustment               1,789              --           1,789              --           1,789
                                                 ------------    ------------    ------------    ------------    ------------

TOTAL COMPREHENSIVE (LOSS)                            (59,943)         (2,674)        (85,089)        (14,903)       (147,381)
                                                 ============    ============    ============    ============    ============
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic                $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                 ============    ============    ============    ============
  (Loss) per common share - Diluted              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                 ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                               68,175,000      68,175,000      68,175,000      68,175,000
                                                 ============    ============    ============    ============
 OUTSTANDING - DILUTED                             68,311,365              --      68,208,251              --
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

                                                                  Nine Months Ended
                                                                      April 30,                    Cumulative
                                                           ------------------------------            From
                                                              2010                2009             Inception
                                                           ----------          ----------          ----------
OPERATING ACTIVITIES:
  Net (loss)                                               $ (86,878)          $ (14,903)          $(149,170)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Expenses incurred by officer and Director                    --                  --                 475
  Changes in net assets and liabilities -
     Prepaid expenses                                       (103,324)           (103,324)
     Accounts payable - Trade                                143,426                (200)            148,131
     Accrued liabilities                                      11,040               1,124              14,540
                                                           ---------           ---------           ---------
NET CASH (USED IN) OPERATING ACTIVITIES                      (35,736)            (13,979)            (89,348)
                                                           ---------           ---------           ---------
INVESTING ACTIVITIES:
  Mineral properties                                        (247,500)                 --            (247,500)
                                                           ---------           ---------           ---------
NET CASH (USED IN) INVESTING ACTIVITIES                     (247,500)                 --            (247,500)
                                                           ---------           ---------           ---------
FINANCING ACTIVITIES:
  Cash received for stock subscriptions                      360,000                  --             426,500
  Proceeds from shareholder loan                               8,761                  --               9,761
  Proceeds from  loan                                        250,000                  --             250,000
  Payments on loan                                           (90,035)                 --             (90,035)
  Deferred offering costs                                         --                  --             (13,750)
                                                           ---------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    528,726                  --             582,476
                                                           ---------           ---------           ---------

EFFECTS OF EXCHANGE RATE CHANGES IN CASH                       1,789                  --               1,789
                                                           ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                              247,279             (13,979)            247,417
                                                                                                   ---------
CASH - BEGINNING OF PERIOD                                       138              14,949                  --
                                                           ---------           ---------           ---------
CASH - END OF PERIOD                                       $ 247,417           $     970           $ 247,417
                                                           =========           =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $      --           $      --           $      --
                                                           =========           =========           =========
  Income taxes                                             $      --           $      --           $      --
                                                           =========           =========           =========

During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.

On December 24, 2009, the Company entered into an agreement to issue 500,000 shares of common stock pursuant to the Share Purchase Agreement entered into for mineral properies acquired. The 500,000 shares of common stock were valued at $25,000.

On March 1, 2010, the Company entered into a consulting agreement with John Rud. The Company will issue 250,000 shares of common stock valued at $80,000.

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

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740, INCOME TAXES. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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


On December 24, 2009, the Company agreed to issue 500,000 shares (post forward stock split) of common stock to GeoExplor Corp. pursuant the Mineral Property Purchase Agreement. (See Note 8 for detail). The 500,000 shares of common stock were valued at $25,000 based on the 2008 self-underwritten offering price. As of April 30, 2010, these shares have not been issued.

On March 1, 2010, the Company entered into a consulting agreement with John Rud, wherein John Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months. The Company agreed to issue to John Rud 250,000 shares of the Company common stock. As of April 30, 2010, these shares have not been issued.

On March 11, 2010, the Company issued 720,000 units in a private placement, raising gross proceeds of $360,000, or $0.50 per unit. Each unit consists of one common share and one detachable warrant. Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing. The Company allocated the proceeds of the units based on the relative market values of the shares of common stock and the detachable warrants on the date of the private placement. 54% of the proceeds were allocated to stock subscriptions and 46% to the detachable warrants.

The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model, under the following assumptions:

     Five Year Risk Free Interest Rate                   0.40%
     Dividend Yield                                      0.00%
     Volatility                                        296.11%
     Average Expected Term (Years to Exercise)              1

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


A summary of the status of warrants granted as of April 30, 2010, is as follows:

                                                For the Periods Ended
                                                      30-Apr-10
                                              ---------------------------
                                                                 Weighted
                                                                 Average
                                                                 Exercise
        Description                           Shares              Price
        -----------                           ------              -----

Outstanding at February 1, 2010                   --              $  --
  Granted                                    720,000               0.50
  Exercised                                       --                 --
  Forfeited                                       --                 --
  Expired                                         --                 --
Outstanding at April 30, 2010                720,000              $0.50

A summary of the status of warrants outstanding as of April 30, 2010, is presented below:

             Warrants Outstanding                         Warrants Exercisable
----------------------------------------------------    ------------------------
                              Weighted      Weighted                    Weighted
Range of                      Average       Average                     Average
Exercise        Number       Remaining      Exercise      Number        Exercise
 Prices      Outstanding     Life Years      Price      Exercisable      Price
 ------      -----------     ----------      -----      -----------      -----

 $ 0.50        720,000         0.86          $0.50        720,000        $0.50

(5) INCOME TAXES

The provision (benefit) for income taxes for the nine months ended April 30, 2010, and 2009, was as follows (assuming a 15 percent effective tax rate):

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


                                                         Nine Months Ended
                                                   April 30,           April 30,
                                                     2010                2009
                                                   --------            --------
Current Tax Provision:
  Federal -
    Taxable income                                 $     --            $     --
                                                   --------            --------

      Total current tax provision                  $     --            $     --
                                                   ========            ========
Deferred Tax Provision:
  Federal -
    Loss carryforwards                             $ 13,032            $  2,235
    Change in valuation allowance                   (13,032)             (2,235)
                                                   --------            --------

      Total deferred tax provision                 $     --            $     --
                                                   ========            ========

The Company had deferred income tax assets as of April 30, 2010, and July 31, 2009, as follows:

                                                   April 30,            July 31,
                                                     2010                2009
                                                   --------            --------
Loss carryforwards                                 $ 22,375            $  9,343
Less - Valuation allowance                          (22,375)             (9,343)
                                                   --------            --------

      Total net deferred tax assets                $     --            $     --
                                                   ========            ========

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended April 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of April 30, 2010, the Company had approximately $149,170 (July 31, 2009 - $62,292) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

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


As of April 30, 2010, an officer, Director and stockholder of the Company had loaned $9,761 (July 31, 2009- $1,000) to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815), "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133". SFAS No. 161 (FASB ASC 815) enhances required

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2010, AND 2009
                                   (Unaudited)


disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (FASB ASC 815) requires:

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

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105), "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING Principles". SFAS No. 162 (FASB ASC
105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

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

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944), "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE Contracts". SFAS No. 163 (FASB ASC
944) clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958), "NOT-FOR-PROFIT ENTITIES: MERGERS AND ACQUISITIONS". SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855), "SUBSEQUENT EVENTS". SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have material impact on its financial

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860), "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO, 140". SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810), "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105), "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP, but reorganizes the literature.

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

(10) SUBSEQUENT EVENTS

On May 3, 2010, the Company entered into an agreement to issue 250,000 shares of common stock to John Hoak, a Director of the Company for consulting services to be rendered.

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

GENERAL OVERVIEW

The address of our principal executive office is 114 West Magnolia Street, #400
- 136, Bellingham, WA 98225. Our telephone number is 360-392-2830.

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

The increase in operating expenses for the three months ended April 30, 2010, compared to the same period in fiscal 2009, was mainly due to our company previously having less cash available and thus restricting operations until such time additional cash was raised.

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

The increase in operating expenses for the nine months ended April 30, 2010, compared to the same period in fiscal 2009, was mainly due to our company previously having less cash available and thus restricting operations until such time additional cash was raised.

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

LIQUIDITY AND FINANCIAL CONDITION

As of April 30, 2010, our total current assets were $350,741, and our total current liabilities were $332,397 and we had working capital of $18,344. Our financial statements report a net loss of $86,878 for the nine months ended April 30, 2010, and a net loss of $149,170 for the period from March 28, 2007 (date of inception) to April 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS

                                                      Nine Months    Nine Months
                                                        Ended          Ended
                                                       April 30,      April 30,
                                                         2010           2009
                                                      ---------      ---------
Net Cash provided by (Used in) Operating Activities   $ (35,736)     $ (13,979)
Net Cash Provided by (Used In) Investing Activities   $(247,500)     $     Nil
Net Cash Provided by Financing Activities             $ 528,726      $     Nil
Cash increase (decrease) during the period            $ 247,279      $ (13,979)

We had cash in the amount of $247,417, as of April 30, 2010 as compared to $138 as of July 31, 2009. We had a working capital of $18,344 as of April 30, 2010, compared to working capital deficit of $9,067 as of July 31, 2009.

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

In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in the common stock note to the financial statements.

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

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740, INCOME TAXES. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815), "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133". SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (FASB ASC 815) requires:

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

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105), "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS No. 162 (FASB ASC
105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities.

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

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944), "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS". SFAS No. 163 (FASB ASC
944) clarifies how FASB Statement No. 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958), "NOT-FOR-PROFIT ENTITIES: MERGERS AND ACQUISITIONS". SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855), "SUBSEQUENT EVENTS". SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810), "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105), "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP, but reorganizes the literature.

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

                               FIRST LIBERTY POWER CORP.
                                     (Registrant)


Dated: June 22, 2010           /s/ Glyn R. Garner
                               -------------------------------------------------
                               Glyn R. Garner
                               President, Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)