Form 10-K
period 2010-07-31
First Liberty Power Corp
filed 2010-11-19
CIK 1415305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2010

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

                                 (702) 990-8402
               Registrant's telephone number, including area code

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X}

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 15, 2010 was approximately $42,000 based upon 840,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter..For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of November 15, 2010, there were 68,425,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.   Business                                                             4
ITEM 1A.  Risk Factors                                                         5
ITEM 2.   Properties                                                          10
ITEM 3.   Legal Proceedings                                                   10
ITEM 4.   [Removed and Reserved]                                              10

                                     PART II
ITEM 5.   Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                           10
ITEM 6.   Selected Financial Data                                             11
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk          19
ITEM 8.   Financial Statements and Supplementary Data                         20

                                    PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance              35
ITEM 11.  Executive Compensation                                              35
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                         37
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        38
ITEM 14.  Principal Accountant Fees and Services                              38
ITEM 15.  Exhibits Financial Statement Schedules                              39
SIGNATURES                                                                    40

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

As used in this annual report, the terms "we," "us," "our" and "First Liberty" mean First Liberty Power Corp., unless otherwise indicated.

ITEM 1. BUSINESS

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

On March 1, 2010, we appointed Mr. Jon Rud as vice-president of exploration of our company.

On March 11, 2010, we closed a private placement whereby we issued 720,000 units for gross proceeds of $260,000. Each unit consists of one common share and one share purchase warrant. Each whole common share purchase warrant shall entitle the holder to purchase one share of common stock in the capital of our company for a period of twelve months from closing at a price of $0.50 per warrant share.

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

On March 1, 2010, we entered into a consulting agreement with Mr. John Rud, our vice president of exploration, wherein Mr. Rud has agreed to provide consulting services to our company for a period of 12 months. For services rendered, Mr. Rud has agreed to receive 250,000 shares of our common stock valued at $80,000.

On May 3 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to our company. The agreement is effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500.

EMPLOYEES

As of November 15, 2010, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and Director provides services to us on an as-needed basis.

ITEM 1A. RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

Our company has incurred a net loss of $282,397 for the period from May 29, 2007 (date of inception) through July 31, 2010. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

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

OUR SOLE DIRECTOR HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAN ACTIONS SOUGHT BY OUR OTHER STOCKHOLDERS.

Our sole Director is able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS DUE TO CHANGES IN GENERAL ECONOMIC CONDITIONS.

We anticipate needing significant capital to conduct further exploration and development needed to bring our existing mining properties into production and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED IF WE FAIL TO MANAGE OUR GROWTH OR CHANGE.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled geologists, mappers, drillers, engineers, technical personnel and adequate funds in a timely manner.

WE MAY NOT HAVE ACCESS TO THE SUPPLIES AND MATERIALS NEEDED FOR EXPLORATION, WHICH COULD CAUSE DELAYS OR SUSPENSION OF OUR OPERATIONS.

Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times in our exploration programs. Furthermore, fuel prices are rising. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower can be obtained.

AN UNSUCCESSFUL MATERIAL STRATEGIC TRANSACTION OR RELATIONSHIP COULD RESULT IN OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES TO OUR BUSINESS.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties. From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Currently, we have a joint venture agreement with Trinity Alps Resources, Inc. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business and our results of operations.

ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL IS NECESSARY TO IMPLEMENT AND CONDUCT OUR MINERAL EXPLORATION PROGRAMS.

Our future success will depend largely upon the continued services of our Board members, executive officers and other key personnel. Our success will also depend on our ability to continue to attract and retain qualified personnel with mining experience. Key personnel represent a significant asset for us, and the competition for qualified personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in the initial phases of our exploration programs. We do not have key-person life insurance coverage on any of our personnel. The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to complete our exploration programs.

RISKS ASSOCIATED WITH OUR INDUSTRY

ENVIRONMENTAL CONTROLS COULD CURTAIL OR DELAY EXPLORATION AND DEVELOPMENT OF OUR MINES AND IMPOSE SIGNIFICANT COSTS ON US.

We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities. At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including lithium, vanadium and uranium mining and processing. In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue a surety bond. This addition of cash collateral for a bond could have a significant impact on our ability to bring properties into production.

Many states have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations. Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we believe that the mining properties we currently have an interest in are in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

PROPOSED LEGISLATION AFFECTING THE MINING INDUSTRY COULD HAVE AN ADVERSE EFFECT ON US.

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands. For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007, and was passed by the U.S. House of Representatives on November 1, 2007, and was submitted to the U.S. Senate where no further action was taken. More recently, on January 27, 2009, the Hardrock Mining and Reclamation Act of 2009 (H.R. 699) was introduced. If enacted, this act will have several negative impacts on us including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that are subject to an existing permit; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern and related areas. Subcommittee hearings for the bill were held on July 14, 2009.

The extent of any such changes to the General Mining Law of 1872 that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, proposed legislation could adversely affect the economics of developing and operating our mining properties, which may consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

THE DEVELOPMENT AND OPERATION OF OUR MINING PROJECTS INVOLVE NUMEROUS UNCERTAINTIES.

Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

     *    estimation of reserves;
     *    anticipated metallurgical recoveries;
     *    future lithium, vanadium and uranium prices; and
     *    anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

     * unanticipated changes in grade and tonnage of material to be mined and processed;
     *    unanticipated adverse geotechnical conditions;

     *    incorrect data on which engineering assumptions are made;
     *    costs of constructing and operating a mine in a specific environment;
     *    availability and cost of processing and refining facilities;
     *    availability of economic sources of power;
     *    adequacy of water supply;
     *    adequate access to the site;
     *    unanticipated transportation costs;
     * government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);
     *    fluctuations in metal prices; and
     *    accidents, labor actions and force majeure events.

Any of the above referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

MINERAL EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

     * The identification of potential economic mineralization based on superficial analysis;
     * the quality of our management and our geological and technical expertise; and
     *    the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

THE PRICE OF LITHIUM, VANADIUM AND URANIUM ARE HIGHLY VOLATILE AND A DECREASE IN THE PRICE OF LITHIUM, VANADIUM AND URANIUM WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The profitability of mining operations is directly related to the market prices of metals. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mining properties at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases. Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

MINING RISKS AND INSURANCE COULD HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Although maintenance of insurance to ameliorate some of these risks is part of our proposed exploration program associated with those mining properties we have an interest in, such insurance may not be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

DUE TO THE UNCERTAIN NATURE OF EXPLORATION, THERE IS A SUBSTANTIAL RISK THAT WE MAY NOT FIND ECONOMICALLY EXPLOITABLE RESERVES OF LITHIUM, VANADIUM AND URANIUM.

The search for valuable minerals is an extremely risky business. We do not know whether the claims and properties that we have optioned contain commercially exploitable reserves of Lithium, Vanadium and Uranium. The likelihood of success must be considered in light of the costs, difficulties, complications, problems and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, additional costs and unanticipated delays and expenses that may exceed current estimates.

WE FACE SIGNIFICANT COMPETITION IN THE MINERAL EXPLORATION INDUSTRY.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of exploration properties and leases on prospects and properties and in connection with the recruitment and retention of qualified personnel. Such competition may result in our being unable to acquire interests in economically viable lithium, vanadium and uranium exploration properties or qualified personnel.

OUR APPLICATIONS FOR EXPLORATION PERMITS MAY BE DELAYED OR MAY BE DENIED IN THE FUTURE.

Exploration activities usually require the granting of permits from various governmental agencies. For exploration drilling on unpatented mineral claims, a drilling plan must be filed with the Bureau of Land Management or the United States Forest Service, which may then take several months or more to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. With all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits or the refusal to grant required permits may not be granted at all, all of which may cause delays and unanticipated costs in conducting planned exploration activities. Any such delays or unexpected costs in the permitting process could result in serious adverse consequences to the price of our stock and to the value of your investment.

RISKS ASSOCIATED WITH OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, WHICH COULD HINDER OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

PENNY STOCK REGULATIONS AFFECT OUR STOCK PRICE, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR STOCK.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

The address of our principal executive office is 114 West Magnolia Street, #400
- 136, Bellingham, WA 98225. Our telephone number is 702-990-8402.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "FLPC" As of the date of this Annual Report, our stock has not yet traded.

HOLDERS OF OUR COMMON STOCK

On November 15, 2010 the shareholders' list of our common stock showed 10 registered shareholders and 68,425,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2010, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended July 31, 2010 we have not sold any equity securities not registered under the Securities Act.

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

BASIS OF PRESENTATION AND ORGANIZATION

We are a Nevada corporation in the exploration stage. Our company was incorporated under the laws of the State of Nevada on March 28, 2007. The original business plan of our company was focused on developing and offering a server-based software product for the creation of wireless communities. In December 2009, our company changed its business direction. Our company's primary focus is on exploration of domestic strategic energy and mineral properties to supply the emerging demand for clean energy. The accompanying financial statements of our company were prepared from the accounts of our company under the accrual basis of accounting.

In addition, our company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, our company completed an offering of its registered common stock.

On December 22, 2009, our company declared a 1 for 27 forward stock split of its issued and outstanding common stock. Our company authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001, and correspondingly, our company issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock.

Effective December 22, 2009, our company changed its name from "Quuibus Technology, Inc." to "First Liberty Power Corp." by way of a merger with its wholly owned subsidiary First Liberty Power Corp., which was formed solely for the change of name.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, our company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

MINERAL PROPERTIES

Our company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium, vanadium and uranium. Mineral claim and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of our company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

REVENUE RECOGNITION

Our company is in the exploration stage and has yet to realize revenues from operations. Once our company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the years ended July 31, 2010, and 2009.

INCOME TAXES

Our company accounts for income taxes pursuant to FASB ASC 740 INCOME TAXES. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Our company maintains a valuation allowance with respect to deferred tax assets. Our company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as our company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of July 31, 2010, and 2009, the carrying value of our company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

DEFERRED OFFERING COSTS

Our company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the year ended July 31, 2008, our company offset $13,750 in deferred offering costs to additional paid-in capital.

COMMON STOCK REGISTRATION EXPENSES

Our company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2010, and 2009, and expenses for the years ended July 31, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of our company.

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

EXECUTIVE OVERVIEW

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

On March 1, 2010, we appointed Mr. Jon Rud as vice-president of exploration of our company.

On March 11, 2010, we closed a private placement whereby we issued 720,000 units for gross proceeds of $260,000. Each unit consists of one common share and one share purchase warrant. Each whole common share purchase warrant shall entitle the holder to purchase one share of common stock in the capital of our company for a period of twelve months from closing at a price of $0.50 per warrant share.

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

On March 1, 2010, we entered into a consulting agreement with Mr. John Rud, our vice president of exploration, wherein Mr. Rud has agreed to provide consulting services to our company for a period of 12 months. For services rendered, Mr. Rud has agreed to receive 250,000 shares of our common stock valued at $80,000.

On May 3 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to our company. The agreement is effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500.

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
                                                         ========

CAPITAL EXPENDITURES

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend $35,000 during the twelve-month period ending July 31, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending July 31, 2011.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2011.

PERSONNEL PLAN

As of July 31, 2010, our only employees were our directors and officer.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 29, 2007 (date of inception), through July 31, 2010.

EXPENSES

Our expenses for the twelve month period ended July 31, 2010 and 2009 were $205,727 and $20,196, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2010, we incurred expenses of $268,019. These expenses were comprised primarily of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended July 31, 2010 and 2009 was $220,105 and $20,196, respectively. During the period from May 29, 2007 (date of inception), through July 31, 2010, we incurred a net loss of $282,397. This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees. Since inception, we have sold 68,175,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2010, our total current assets were $383,182, and our total current liabilities were $439,854 and we had a working capital deficiency of $56,672. Our financial statements report a net loss of $220,105 for the year ended July 31, 2010, and a net loss of $282,397 for the period from March 28, 2007 (date of inception) through July 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

GOING CONCERN

In their audit report relating to our financial statements for the period ended July 31, 2010 and 2009, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                          (AN EXLORATION STAGE COMPANY)

1. INDEX TO FINANCIAL STATEMENTS 2. JULY 31, 2010, AND 2009

   Report of Registered Independent Auditors................................. 21

   Financial Statements

   Balance Sheets as of July 31, 2010, and 2009.............................. 22

   Statements of Operations for the Years Ended July 31, 2010,
   and 2009, and Cumulative from Inception .................................. 23

   Statement of Stockholders' Equity (Deficit) for the Period from
   Inception Through July 31, 2010 .......................................... 24

   Statements of Cash Flows for the Years Ended July 31, 2010,
   and 2009, and Cumulative from Inception .................................. 25

   Notes to Financial Statements July 31, 2010, and 2009..................... 26

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of First Liberty Power Corp.:

We have audited the accompanying balance sheets of First Liberty Power Corp. (formerly Quuibus Technology Inc., and a Nevada corporation in the exploration stage) as of July 31, 2010, and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended July 31, 2010, and cumulative from inception (March 28, 2007) through July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Liberty Power Corp. as of July 31, 2010, and 2009, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2010, and cumulative from inception (March 28, 2007) through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2010, and 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Etania Audit Group P.C.
-----------------------------------
Cedar City, Utah,
November 5, 2010.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                          AS OF JULY 31, 2010, AND 2009

                                                                          July 31,           July 31,
                                                                            2010               2009
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $ 172,271           $     138
  Prepaid consulting fees                                                  210,911                  --
                                                                         ---------           ---------
      Total current assets                                                 383,182                 138
                                                                         ---------           ---------
PROPERTY AND EQUIPMENT:
  Mineral properties                                                       275,000                  --
                                                                         ---------           ---------
      Total property and equipment                                         275,000                  --
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 658,182           $     138
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                               $ 147,092           $   4,705
  Accrued liabilities                                                       33,001               3,500
  Due to stockholder                                                         9,761               1,000
  Loan payable                                                             250,000                  --
                                                                         ---------           ---------
      Total current liabilities                                            439,854               9,205
                                                                         ---------           ---------

      Total liabilities                                                    439,854               9,205
                                                                         ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.001 per share; 540,000,000 shares authorized; 68,425,000 and 68,175,000 shares issued
   and outstanding in 2010, and 2009, respectively                          68,425              68,175
  Discount on common stock                                                      --             (14,950)
  Additional paid in capital                                               172,300                  --
  Common stock subscribed - 720,000 shares of common stock                 360,000                  --
  Stock subscription receivable                                           (100,000)                 --
  (Deficit) accumulated during the exploration stage                      (282,397)            (62,292)
                                                                         ---------           ---------

      Total stockholders' equity (deficit)                                 218,328              (9,067)
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 658,182           $     138
                                                                         =========           =========


           The accompany notes to financial statements is an integral part of this statement.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
                  FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
                 AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
                              THROUGH JULY 31, 2010


                                                               July 31,                   Cumulative
                                                    -------------------------------          From
                                                        2010               2009            Inception
                                                    ------------       ------------       ------------
REVENUES                                            $        --        $        --        $        --
                                                    -----------        -----------        -----------
EXPENSES:
  Exploration costs                                      67,711                 --             67,711
  General and administrative-
    Accounting and audit fees                            16,900              9,500             34,400
    Legal fees - Other                                   20,014              3,024             38,205
    Transfer agent fees                                   1,311              1,450             15,280
    SEC filing fees                                         620              4,622              9,395
    Consulting fees                                      86,589                 --             86,589
    Office rent                                           1,440              1,441              4,321
    Legal fees - Incorporation fees                          --                 --                475
    Bank and currency exchange fees                       3,042                159              3,455
    Office supplies and miscellaneous                     8,100                 --              8,188
                                                    -----------        -----------        -----------
      Total general and administrative expenses         138,016             20,196            200,308
                                                    -----------        -----------        -----------

(LOSS) FROM OPERATIONS                                 (205,727)           (20,196)          (268,019)

OTHER INCOME (EXPENSE):
  Interest (expense)                                    (14,378)                --            (14,378)
                                                    -----------        -----------        -----------
(LOSS) BEFORE INCOME TAXES                             (220,105)           (20,196)          (282,397)

PROVISION FOR INCOME TAXES                                   --                 --                 --
                                                    -----------        -----------        -----------

NET (LOSS)                                          $  (220,105)       $   (20,196)       $  (282,397)
                                                    ===========        ===========        ===========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted       $     (0.00)       $     (0.00)
                                                    ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                     68,229,795         68,175,000
                                                    ===========        ===========


           The accompany notes to financial statements is an integral part of this statement.

                            QUUIBUS TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
                 FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
                              THROUGH JULY 31, 2010

                                                                                                            (Deficit)
                                                                                                           Accumulated
                                   Common stock                    Additional     Stock                     During the
                               ------------------    Discount on    Paid-in    Subscription  Common Stock  Exploration
       Description             Shares      Amount   Common stock    Capital     Receivable    Subscribed      Stage        Totals
       -----------             ------      ------   ------------    -------     ----------    ----------      -----        ------
BALANCE - MARCH 28, 2007             --   $    --     $     --     $     --     $      --      $     --     $      --    $      --

Common stock issued for
 cash                        43,200,000    43,200      (23,200)          --            --            --            --       20,000

Net (loss) for the period            --        --           --           --            --            --          (520)        (520)
                             ----------   -------     --------     --------     ---------      --------     ---------    ---------

BALANCE - JULY 31, 2007      43,200,000    43,200      (23,200)          --            --            --          (520)      19,480
                             ----------   -------     --------     --------     ---------      --------     ---------    ---------

Common stock issued for cash 24,975,000    24,975       21,525           --            --            --            --       46,500

Deferred offering costs              --        --      (13,750)          --            --            --            --      (13,750)

Forgiveness of related
 party debt                          --        --          475           --            --            --            --          475

Net (loss) for the period            --        --           --           --            --            --       (41,576)     (41,576)
                             ----------   -------     --------     --------     ---------      --------     ---------    ---------

BALANCE - JULY 31, 2008      68,175,000    68,175      (14,950)          --            --            --       (42,096)      11,129
                             ----------   -------     --------     --------     ---------      --------     ---------    ---------

Net (loss) for the period            --        --           --           --            --            --       (20,196)     (20,196)
                             ----------   -------     --------     --------     ---------      --------     ---------    ---------

BALANCE - JULY 31, 2009      68,175,000    68,175      (14,950)          --            --            --       (62,292)      (9,067)
                             ----------   -------     --------     --------     ---------      --------     ---------    ---------

Common stock subscribed for
 cash - 720,000 shares               --        --           --           --      (100,000)      360,000            --      260,000

Common stock issued for
 services                       250,000       250       14,950      172,300            --            --            --      187,500

Net (loss) for the period            --        --           --           --            --            --      (220,105)    (220,105)
                             ----------   -------     --------     --------     ---------      --------     ---------    ---------

BALANCE - JULY 31, 2010      68,425,000   $68,425     $     --     $172,300     $(100,000)     $360,000     $(282,397)   $ 218,328
                             ==========   =======     ========     ========     =========      ========     =========    =========


           The accompany notes to financial statements is an integral part of this statement.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                  FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
                 AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
                              THROUGH JULY 31, 2010


                                                                          July 31,                   Cumulative
                                                               -----------------------------            From
                                                                  2010               2009             Inception
                                                               ----------         ----------         ----------
OPERATING ACTIVITIES:
  Net (loss)                                                   $(220,105)         $ (20,196)          $(282,397)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Stock subscribed and issued for consulting services          56,589                 --              57,064
  Changes in net assets and liabilities-
     Accounts payable - Trade                                     37,387              4,505              42,092
     Accrued liabilities                                          29,501               (120)             33,001
                                                               ---------          ---------           ---------
NET CASH (USED IN) OPERATING ACTIVITIES                          (96,628)           (15,811)           (150,240)
                                                               ---------          ---------           ---------
INVESTING ACTIVITIES:
  Mineral properties acquired                                   (250,000)                --            (250,000)
                                                               ---------          ---------           ---------
NET CASH (USED IN) INVESTING ACTIVITIES                         (250,000)                --            (250,000)
                                                               ---------          ---------           ---------
FINANCING ACTIVITIES:
  Proceeds from unit subscriptions                               260,000                 --             260,000
  Proceeds from the issuance of common stock                          --                 --              66,500
  Proceeds from former shareholder loan                            8,761              1,000               9,761
  Proceeds from loan                                             250,000                 --             250,000
  Deferred offering costs                                             --                 --             (13,750)
                                                               ---------          ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        518,761              1,000             572,511
                                                               ---------          ---------           ---------

NET INCREASE (DECREASE) IN CASH                                  172,133            (14,811)            172,271
                                                                                                      ---------
CASH - BEGINNING OF PERIOD                                           138             14,949                  --
                                                               ---------          ---------           ---------

CASH - END OF PERIOD                                           $ 172,271          $     138           $ 172,271
                                                               =========          =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                     $      --          $      --           $      --
                                                               =========          =========           =========
  Income taxes                                                 $      --          $      --           $      --
                                                               =========          =========           =========

     During the year ended July 31, 2008, an officer, Director, and shareholder of the Company forgave the Company of a related party debt in the amount of $475.
     On December 24, 2009, the Company entered into an agreement to issue 500,000 shares of common stock pursuant to the Share Purchase Agreement entered into for mineral properties acquired. The 500,000 shares of common stock were valued at $25,000.
     On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud. The Company will issue 250,000 shares of common stock valued at $80,000 for the services rendered. As of July 31, 2010, $33,333 of consulting expense was recognized pertaining to this agreement, and accounts payable - Trade of $80,000 .
     On May 13, 2010, the Company entered into a consulting agreement with Mr. John Hoak. The Company issued 250,000 shares of common stock valued at $187,500 for the services to be rendered. As of July 31, 2010, $23,256 of consulting expense was recognized pertaining to this agreement.
     On July 31, 2010, the Company subscribed 720,000 units, which including one share of common stock and one warrant to purchase one share of common stock at $0.50 per share. As of July 31, 2010, the Company had received proceeds of $260,000.

           The accompany notes to financial statements is an integral part of this statement.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


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

MINERAL PROPERTIES

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium, vanadium, and uranium. Mineral claim and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the years ended July 31, 2010, and 2009.

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC Topic740, INCOME TAXES. Under FASB ASC Topic 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2010, and 2009, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2010, and 2009, and expenses for the years ended July 31, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


(2) EXPLORATION STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the exploration stage and has engaged in limited operations. Initial operations through July 31, 2010, include capital formation activities, organization, target market identification, and marketing plans. The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities. In December 2009, the Company changed its business direction to the exploration and development of domestic strategic energy and mineral properties. The Company's goal is to seek mineral resources to capitalize on the anticipated explosive demand for sustainable clean power.

During the period from March 28, 2007, through July 31, 2010, the Company was incorporated and issued 43,200,000 shares (post forward stock split) to its Directors for cash proceeds of $20,000. In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 32,400,000 shares (post forward stock split) of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007. On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 4. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

(3) CHANGE IN MANAGEMENT

On November 26, 2009, Mr. Yavuz Konur resigned as Chief Technical Officer and a Director of the Company.

On November 26, 2009, Mr. Hossein Mohseni resigned as the President, Secretary, Treasurer, and a Director of the Company.

On November 26, 2009, the Company appointed Mr. Glyn R. Garner as the President, Secretary, Treasurer, and a Director of the Company.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


On March 1, 2010, the Company appointed Mr. John Rud as Vice President of Exploration of the Company.

On May 13, 2010, the Company appointed Mr. John Hoak as a Director of the
Company.

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

On December 24, 2009, the Company agreed to issue 500,000 shares (post forward stock split) of common stock to GeoExplor Corp. pursuant the Mineral Property Purchase Agreement. (See Note 8 for additional information). The 500,000 shares of common stock were valued at $25,000 based on the 2008 self-underwritten offering price. As of July 31, 2010, these shares have not been issued.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months. The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services rendered valued at $80,000. As of July 31, 2010, these shares of common stock have not been issued.

On March 11, 2010, the Company subscribed 720,000 units in a private placement at $0.50 per unit. Each unit consisted of one common share and one detachable warrant. Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing. As of July 31, 2010, the warrants had not been issued and, therefore, not valued. The common stock subscribed has been valued at $0.50 per share.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


On May 13, 2010, the Company entered into a consulting agreement and issued 250,000 shares of common stock to Mr. John Hoak, a Director of the Company, for consulting services to be rendered. The services were valued at $187,500.

(5) INCOME TAXES

The provision (benefit) for income taxes for the years ended July 31, 2010, and 2009, was as follows (assuming a 15 percent effective tax rate):

                                                        Year Ended July 31,
                                                      2010                2009
                                                    -------             -------
Current Tax Provision:
  Federal-
    Taxable income                                  $    --             $    --
                                                    -------             -------

      Total current tax provision                   $    --             $    --
                                                    =======             =======

Deferred Tax Provision:
  Federal-
    Loss carryforwards                              $33,016             $ 3,029
    Change in valuation allowance                   (33,016)             (3,029)
                                                    -------             -------

      Total deferred tax provision                  $    --             $    --
                                                    =======             =======

The Company had deferred income tax assets as of July 31, 2010, and 2009, as follows:

                                                              July 31,
                                                      2010                2009
                                                    -------             -------

Loss carryforwards                                  $42,359             $ 9,343
Less - Valuation allowance                          (42,359)             (9,343)
                                                    -------             -------

      Total net deferred tax assets                 $    --             $    --
                                                    =======             =======

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended July 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. As of July 31, 2010, the Company had approximately $282,397 (July 31, 2009 - $62,292) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6) RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475. As of July 31, 2008, this individual forgave the Company of this debt.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


As of July 31, 2010, an officer, former Director and stockholder of the Company had loaned $9,761 (July 31, 2009- $1,000) to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

(7) LOAN PAYABLE

On December 24, 2009, the Company borrowed $200,000 from a third party under a promissory note. The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on or before December 23, 2010. On March 15, 2010, the Company borrowed an additional $50,000. The loan is unsecured, bears interest at 10 percent per annum, and is due on or before March 15, 2011. As of July 31, 2010, $14,378 of interest related to the loans was accrued.

(8) CONTRACTS AND AGREEMENTS

MINERAL PROPERTY PURCHASE AGREEMENT

On December 24, 2009, the Company entered into two property purchase agreements with GeoExplor Corp., which granted an exclusive exploration licenses to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration ( the "Lithium Agreement"), and one agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the "Van-Ur Agreement"). In regards to the Lithium Agreement, the Company is required to (1) make cash payments of $490,500 over a four year period, of which initial payments of $115,500 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 shares of common stock were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the agreement. In regards to the Van-Ur Agreement, the Company is required to (1) make cash payments of $480,000 over a four year period, of which initial payments of $80,000 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 shares of common stock were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement. Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoExplor shall transfer title to the properties to the Company, and will retain a 2 percent royalty, on which, the Company will have the option to purchase one-half, or 1%, for $1,000,000.

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

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


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

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855), "SUBSEQUENT EVENTS." SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860), "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS- AN AMENDMENT OF FASB STATEMENT NO, 140." SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

                            FIRST LIBERTY POWER CORP.
                       (FORMERLY QUUIBUS TECHNOLOGY, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2010, AND 2009


This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810), "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)." SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105), "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162." SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP, but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

          Name              Age                 Position
          ----              ---                 --------
          Glyn Garner       50             President and Director

Mr. Garner owned a successful general contracting company in London, England. Since 1996 to date, Mr. Garner owns and operates Black and White Construction in Antigua, Dominica, St. Marten and St. Kitts where he builds high end homes and developments.

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2009, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2010; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2010;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
               Fiscal                                                Plan         Compen-      Other
 Name and       Year                         Stock       Option     Compen-       sation       Compen-
 Principal     Ended   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
 Position     July 31    ($)       ($)        ($)         ($)         ($)          ($)          ($)        ($)
------------  -------  ------     -----      ------      ------     ------       --------      ------     ------
Glyn           2010     0         0           0            0          0            0             0          0
Garner (1)     2009     0         0           0            0          0            0             0          0

Hossein        2010     0         0           0            0          0            0             0          0
Mohseni (2)    2009     0         0           0            0          0            0             0          0

----------
(1)  Mr. Garner has been our President and Director since December 4, 2009
(2)  Mr. Mohseni resigned as our President and Director on December 4, 2009

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                           Stock Awards
          -----------------------------------------------------------------   --------------------------------------------
                                                                                                                  Equity
                                                                                                                 Incentive
                                                                                                     Equity        Plan
                                                                                                    Incentive     Awards:
                                                                                                      Plan       Market or
                                                                                                     Awards:      Payout
                                          Equity                                                    Number of    Value of
                                         Incentive                            Number                Unearned     Unearned
                                        Plan Awards;                            of       Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares    Value of    Units or     Units or
          Securities     Securities     Securities                           or Units  Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock   Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That    Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not   Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)   Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------   ------      ------       ------
(a)           (b)           (c)             (d)         (e)        (f)          (g)        (h)        (i)          (j)
Glyn Garner    0              0              0           0           0           0          0           0            0

Hossein        0              0              0           0           0           0          0           0            0
Mohseni

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

                   Name and Address of    Amount and Nature of      Percentage
Title of Class     Beneficial Owner(2)    Beneficial Ownership      of Class(1)
--------------     -------------------    --------------------      -----------

Common Stock       Glyn Garner                 43,200,000              63.1%

Common Stock       All officers as a           43,200,000              63.1%
                   Group

----------
(1)  Based on 68,425,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                Number of Securities to be                                           Number of Securities
                                 Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                                   Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                                   Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                           (a)                             (b)                      (excluding column (a))
   -------------                   -------------------             -------------------           -------------------------
Equity compensation plans                  --                              --                                --
approved by security
holders

Equity compensation plans                  --                              --                                --
not approved by security
holders

Total                                      --                              --                                --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended July 31, 2010, Davis Accounting Group, P.C. billed us for $4,500 in audit fees.

REVIEW FEES

Davis Accounting Group, P.C., billed us $6,000 for reviews of our quarterly financial statements in 2010 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Davis Accounting Group, P.C.for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2010.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                              Description
-------                              -----------

 3.1 Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 9, 2007 and incorporated herein by reference.)

 3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)

31.1         Certification of Joselito Christopher G. Imperial pursuant to Rule
             13a-14(a).

32.1 Certification of Joselito Christopher G. Imperial pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ERE MANAGEMENT, INC.


November 18, 2010                 By: /s/ Glyn Garner
                                      -----------------------------------------
                                      Glyn Garner
                                      President and Director (Principal
                                      Executive and Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                           Title                          Date
----------                           -----                          ----


/s/ Glyn Garner                President and Director         November 18, 2010
--------------------------
Glyn Garner