Form 10-K/A
period 2010-07-31
First Liberty Power Corp
filed 2010-12-16
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JULY 31, 2010

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52928

FIRST LIBERTY POWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-0560329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West Magnolia St., #400-136, Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 990-8402

Securities registered under Section 12(b) of the Act:
None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No X

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes No X

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer	(Do not check if a smaller reporting company)	Accelerated filer X Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
X Yes No

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $42,000 based upon 840,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of November 15, 2010, there were 68,425,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

i

PART I

EXPLANATORY NOTE

Explanatory Note

This Form 10-K/A (Amendment No.1) is being filed by First Liberty Power Corp. (the “Company”) to amend the Company’s Form 10-K for the year ended July 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 19, 2010 (“Initial 10-K”).  This Form 10-K/A (Amendment No.1) is filed to amend the Initial 10-K in response to comments received from FINRA. Among other amendments, we have included Items 1B, 9, 9A(T), and 9B which were inadvertently removed from our initial Form 10-K.   We have further amended the exhibits list to correctly denote the certifying party’s name, and we have amended the name of the Company on the signature page to correct a filing agent error.  We have also removed certain disclosure elements that are not required by smaller reporting companies, in Items 1A and 7, and inserted certain required disclosure in Items 5 and 14.

Except as noted above, no attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K/A. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after July 31, 2010) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our current principal executive officer and current principal financial officer are filed as exhibits to this Amendment.

Forward Looking Statements

This Amended Annual Report on Form 10-K/A ("Annual Report") contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
•	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
•	risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this Annual Report, the terms "we," "us," "Company", "our" and "First Liberty" mean First Liberty Power Corp., unless otherwise indicated.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

ITEM 1.      BUSINESS

The address of our principal executive office is 114 West Magnolia Street, #400 – 136, Bellingham, WA  98225.  Our telephone number is 702-990-8402.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FLPC".

We were incorporated in the State of Nevada under the name “Quuibus Technology, Inc.” on March 28, 2007, to engage in the business of developing and offering a server-based software product for the creation of wireless communities.  On November 26, 2009, our founding Directors and officers resigned, and Glyn R. Garner was elected a Director and appointed president, secretary and treasurer of our company.  Due to our inability to commence viable operations in the software production industry, new management of our Company began to evaluate various business alternatives available to our company to ensure our survival and to preserve our shareholder’s investment in our common shares.

In accordance with approval by the Board of Directors, effective December 22, 2009, the Nevada Secretary of State effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for 27 new basis, such that our authorized capital increased from 20,000,000 shares of common stock with par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock.  Also, effective December 22, 2009, we changed our name from “Quuibus Technology, Inc.” to “First Liberty Power Corp.” by way of a merger with our wholly owned subsidiary First Liberty Power Corp. which was formed solely for the purpose of the change of name.  The change of name and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 4, 2010, under the new stock symbol “FLPC”.  The change of name was effected to better reflect the new business direction of our Company.

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

On December 24, 2009, we entered into two purchase agreements with GeoExplor Corp.  Under the agreements, we have been granted an exclusive exploration license in regards to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the "Lithium Agreement"), and one agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the "Van-Ur Agreement"). Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoExplor shall transfer title to the properties to our company and shall retain a 2% royalty, on which we shall have the option to purchase one-half, or 1%, for $1,000,000.

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

On May 3 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to our Company. The agreement is effective March 24, 2010, and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500.

Employees

As of November 15, 2010, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff.  Our sole officer and Director provides services to us on an as-needed basis.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1A.     RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.       PROPERTIES

Executive Offices

The address of our principal executive office is 114 West Magnolia Street, #400 – 136, Bellingham, WA  98225.  Our telephone number is 702-990-8402.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol “FLPC.”

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2010 (no quotes are available for the previous fiscal year as our stock had not traded):

For the Quarter ended	High	Low
October 31, 2009 (partial)	$0.10	$0.10
January 31, 2010	$0.10	$0.10
April 30, 2010	$1.10	$0.001
July 31, 2010	$1.07	$0.26

The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of our Common Stock

On November 15, 2010, the shareholders’ list of our common stock showed 10 registered shareholders and 68,425,000 shares outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended July 31, 2009, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On December 24, 2009, we entered into two purchase agreements with GeoExplor Corp.  Under the agreements, we have been granted an exclusive exploration license in regards to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the "Lithium Agreement"), and one agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the "Van-Ur Agreement"). Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoExplor shall transfer title to the properties to our company and shall retain a 2% royalty, on which we shall have the option to purchase one-half, or 1%, for $1,000,000.

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

Over the next 12 months we anticipate that we will incur the following cash requirements:

Amount
General operating fees	$35,000
Professional Fees	20,000
Exploration and Development Costs	150,000
Total	$205,000

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

Personnel Plan

As of July 31, 2010, our only employee was our Director and officer.

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

Net Income (Loss)

Our net loss for the twelve-month period ended July 31, 2010 and 2009 was $220,105 and $20,196, respectively.  During the period from May 29, 2007 (date of inception), through July 31, 2010, we incurred a net loss of $282,397.  This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.  Since inception, we have issued 68,175,000 shares of common stock.

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

Going Concern

In their audit report relating to our financial statements for the period ended July 31, 2010, and 2009, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXLORATION STAGE COMPANY)

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of First Liberty Power Corp.:

We have audited the accompanying balance sheets of First Liberty Power Corp. (formerly Quuibus Technology Inc., and a Nevada corporation in the exploration stage) as of July 31, 2010, and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended July 31, 2010, and cumulative from inception (March 28, 2007) through July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Respectfully submitted,

/s/ Etania Audit Group P.C.
Cedar City, Utah,
November 5, 2010

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2010, AND 2009

	July 31, 2010	July 31, 2009
ASSETS
CURRENT ASSETS:
Cash in bank	$172,271	$138
Prepaid consulting fees	210,911	-
Total current assets	383,182	138

PROPERTY AND EQUIPMENT:
Mineral properties	275,000	-
Total property and equipment	275,000	-

TOTAL ASSETS	$658,182	$138

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable – Trade	$147,092	$4,705
Accrued liabilities	33,001	3,500
Due to stockholder	9,761	1,000
Loan payable	250,000	-

Total current liabilities	439,854	9,205

Total liabilities	439,854	9,205

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 68,425,000 and 68,175,000 shares issued and outstanding in 2010, and 2009, respectively	68,425	68,175
Discount on common stock	-	(14,950)
Additional paid in capital	172,300	-
Common stock subscribed - 720,000 shares of common stock	360,000	-
Stock subscription receivable	(100,000)	-
(Deficit) accumulated during the exploration stage	(282,397)	(62,292)
Total stockholders' equity (deficit)	218,328	(9,067)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$658,182	$138

The accompanying notes to financial statements are an integral part of these balance sheets.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2010

			Cumulative
	July 31,		From
	2010	2009	Inception

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	67,711	-	67,711
General and administrative-
Accounting and audit fees	16,900	9,500	34,400
Legal fees – Other	20,014	3,024	38,205
Transfer agent fees	1,311	1,450	15,280
SEC filing fees	620	4,622	9,395
Consulting fees	86,589	-	86,589
Office rent	1,440	1,441	4,321
Legal fees – Incorporation fees	-	-	475
Bank and currency exchange fees	3,042	159	3,455
Office supplies and miscellaneous	8,100	-	8,188
Total general and administrative expenses	138,016	20,196	200,308

(LOSS) FROM OPERATIONS	(205,727)	(20,196)	(268,019)

OTHER INCOME (EXPENSE):
Interest (expense)	(14,378)	-	(14,378)
(LOSS) BEFORE INCOME TAXES	(220,105)	(20,196)	(282,397)

PROVISION FOR INCOME TAXES	-	-	-
NET (LOSS)	$(220,105)	$(20,196)	$(282,397)

(LOSS) PER COMMON SHARE:
(Loss) per common share – Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	68,229,795	68,175,000

The accompanying notes to financial statements are an integral part of these statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2010

							(Deficit)
			Discount				Accumulated
			on	Additional	Common	Stock	During the
	Common Stock		Common	Paid-in	Stock	Subscription	Exploration
	Shares	Amount	Stock	Capital	Subscribed	Receivable	Stage	Totals

Balance – March 28, 2007	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	43,200,000	43,200	(23,200)	-	-	-	-	20,000
Net (loss) for the period	-	-	-	-	-	-	(520)	(520)
Balance - July 31, 2007	43,200,000	43,200	(23,200)	-	-	-	(520)	19,480

Common stock issued for cash	24,975,000	24,975	21,525	-	-	-	-	46,500
Deferred offering costs	-	-	(13,750)	-	-	-	-	(13,750)
Forgiveness of related party debt	-	-	475	-	-	-	-	475
Net (loss) for the period	-	-	-	-	-	-	(41,576)	(41,576)
Balance July 31, 2008	68,175,000	68,175	(14,950)	-	-	-	(42,096)	11,129

Net (loss) for the period	-	-	-	-	-	-	(20,196)	(20,196)
Balance July 31, 2009	68,175,000	68,175	(14,950)	-	-	-	(62,292)	(9,067)

Common stock subscribed for cash- 720,000 shares	-	-	-	-	360,000	(100,000)	-	260,000
Common stock issued for services	250,000	250	14,950	172,300	-	-	-	187,500
Net (loss) for the period	-	-	-	-	-	-	(220,105)	(220,105)

Balance July 31, 2010	68,425,000	$68,425	$-	$172,300	$360,000	$(100,000)	$(282,397)	$218,328

The accompanying notes to financial statements are an integral part of this statement.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2010 AND 2009
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2010

			Cumulative
	July 31,		From
	2010	2009	Inception
OPERATING ACTIVITIES:
Net (loss)	$(220,105)	$(20,196)	$(282,397)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock subscribed and issued for consulting services	56,589	-	57,064
Changes in net assets and liabilities -	37,387	4,505	42,092
Accounts payable - Trade	5,555	-	5,555
Accrued liabilities	29,501	(120)	33,001
NET CASH (USED IN) OPERATING ACTIVITIES	(96,628)	(15,811)	(150,240)

INVESTING ACTIVITIES:
Mineral properties acquired	(250,000)	-	(250,000)
NET CASH (USED IN) OPERATING ACTIVITIES	(250,000)	-	(250,000)

FINANCING ACTIVITIES:
Proceeds from unit subscriptions	260,000	-	260,000
Proceeds from the issuance of common stock	-	-	66,500
Proceeds from former shareholder loan	8,761	1,000	9,761
Proceeds from loan	250,000	-	250,000
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	518,761	1,000	572,511

NET INCREASE (DECREASE) IN CASH	172,133	(14,811)	172,271

CASH – BEGINNING OF PERIOD	138	14,949	-
CASH – END OF PERIOD	$172,271	$138	$172,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

First Liberty Power Corp. (“First Liberty Power” or the “Company” and formerly Quuibus Technology, Inc.) is a Nevada corporation in the exploration stage.  The Company was incorporated under the laws of the State of Nevada on March 28, 2007.  The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities.  In December 2009, the Company changed its business direction.  The Company’s primary focus is on exploration of domestic strategic energy and mineral properties to supply the emerging demand for clean energy.  The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Effective December 22, 2009, the Company changed its name from “Quuibus Technology, Inc.” to “First Liberty Power Corp.” by way of a merger with its wholly owned subsidiary First Liberty Power Corp., which was formed solely for the change of name.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009

(1) Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of July 31, 2010, and 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Cost

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009

(1) Summary of Significant Accounting Policies (continued)

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

(2) Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage and has engaged in limited operations.  Initial operations through July 31, 2010, include capital formation activities, organization, target market identification, and marketing plans.  The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities.  In December 2009, the Company changed its business direction to the exploration and development of domestic strategic energy and mineral properties.  The Company’s goal is to seek mineral resources to capitalize on the anticipated explosive demand for sustainable clean power.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009

(5) Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2010, and 2009, was as follows (assuming a 15 percent effective tax rate):

	Year Ended July 31,
	2010	2009
Current Tax Provision:
Federal
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$33,016	$3,029
Change in valuation allowance	(33,016)	(3,029)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2010, and 2009, as follows:

	July 31,
	2010	2009
Loss carryforwards	$42,359	$9,343
Less - Valuation allowance	(42,359)	(9,343)
Total net deferred tax assets	$-	$-

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

(8) Contracts and Agreements

Mineral Property Purchase Agreement

On December 24, 2009, the Company entered into two property purchase agreements with GeoExplor Corp., which granted an exclusive exploration licenses to the mineral properties described in the agreements.  One agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration ( the “Lithium Agreement”), and one agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the “Van-Ur Agreement”).  In regards to the Lithium Agreement, the Company is required to (1) make cash payments of $490,500 over a four year period, of which initial payments of $115,500 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 shares of common stock were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the agreement.  In regards to the Van-Ur Agreement, the Company is required to (1) make cash payments of $480,000 over a four year period, of which initial payments of $80,000 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 shares of common stock were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement.  Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoExplor shall transfer title to the properties to the Company, and will retain a 2 percent royalty, on which, the Company will have the option to purchase one-half, or 1%, for $1,000,000.

(9) Recent Accounting Pronouncements

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958), “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009

(9) Recent Accounting Pronouncements (continued)

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855), “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860), “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810), "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP, but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The management of First Liberty Power Corp. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended July 31, 2009 and 2008, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A(T).   CONTROLS AND PROCEDURES

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

As of July 31, 2010, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside Directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented in our fiscal year ending July 31, 2011.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

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

ITEM 11.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2009, are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2010; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2010;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glyn Garner (1)	2010	0	0	0	0	0	0	0	0
Hossein Mohseni (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)	Mr. Garner has been our President and Director since December 4, 2009
(2)	Mr. Mohseni resigned as our President and Director on December 4, 2009

Outstanding Equity Awards at Fiscal Year-End

None

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Glyn Garner	43,200,000	63.1%
All officers as a Group		43,200,000	63.1%
(1)	Based on 68,425,000 shares of our common stock outstanding.

Changes in Control

There are no existing arrangements that may result in a change in control of our company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended July 31, 2010, Etania Audit Group P.C. (previously Davis Accounting Group P.C.) billed us for $4,500 in audit fees.

Review Fees

Etania Audit Group P.C. (previously Davis Accounting Group P.C.), billed us $6,000 for reviews of our quarterly financial statements in 2010 that are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Etania Audit Group P.C. (previously Davis Accounting Group P.C.) for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2010.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Description

3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 9, 2007 and incorporated herein by reference.)
3.2	Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 13, 2007 and incorporated herein by reference.)
31.1	Certification of Glyn Garner pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of Glyn Garner pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	December 15, 2010	By:	/s/ Glyn Garner
		Name:	Glyn Garner
		Title:	President, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 15, 2010	By:	/s/ Glyn Garner
		Name:	Glyn Garner
		Title:	President, Director

Date:	December 15, 2010	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	Director