Form 10-Q
period 2010-10-31
First Liberty Power Corp
filed 2010-12-22
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-52928
Commission File Number

FIRST LIBERTY POWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-0560329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West Magnolia St., #400-136, Bellingham WA	98225
(Address of principal executive offices)	(Zip Code)

(702) 990-8402
(Registrant’s telephone number, including area code)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

68,425,000 share of common stock issued and outstanding as of December 15, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERT POWER CORP

PART I

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended October 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F - 1
Statements of Operations	F - 2
Statements of Cash Flows	F - 3
Notes to Financial Statements	F - 4 to F- 8

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
(Unaudited)

	October 31, 2010	July 31, 2010
ASSETS
CURRENT ASSETS:
Cash in bank	$44,237	$172,271
Prepaid consulting fees	157,778	210,911
Total current assets	202,015	383,182

PROPERTY AND EQUIPMENT:
Mineral properties	275,000	275,000
Total property and equipment	275,000	275,000

TOTAL ASSETS	$477,015	$658,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$133,230	$147,092
Accrued liabilities	29,103	33,001
Accounts payable – related parties	38,399	-
Due to stockholder	9,761	9,761
Loan payable	250,000	250,000
Total current liabilities	460,493	439,854

Total liabilities	460,493	439,854

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 68,425,000 shares issued and outstanding as of October 31, 2010, and July 31, 2010, respectively	68,425	68,425
Additional paid-in capital	172,300	172,300
Common stock subscribed - 720,000 shares of common stock	360,000	360,000
Stock subscription receivable	(100,000)	(100,000)
(Deficit) accumulated during the exploration stage	(484,203)	(282,397)
Total stockholders' equity	16,522	218,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$477,015	658,182

The accompanying notes to financial statements are an integral part of these balance sheets.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH OCTOBER 31, 2010
(Unaudited)

			Cumulative
	Three Months Ended October 31,		From
	2010	2009	Inception

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	47,272	-	114,983
General and administrative-
Incorporation fees	-	-	475
Consulting fees	128,134	-	214,723
Professional fees	1,488	2,750	73,613
Bank and currency exchange fees	(3,576)	44	(77)
General and administration	22,187	160	59,807
Total general and administrative expenses	148,233	2,954	348,541

(LOSS) FROM OPERATIONS	(195,505)	(2,954)	(463,524)

OTHER INCOME (EXPENSE):
Interest (expense)	(6,301)	-	(20,679)
(LOSS) BEFORE INCOME TAXES	(201,806)	-	(484,203)

PROVISION FOR INCOME TAXES	-	-	-
NET (LOSS)	$(201,806)	$(2,954)	$(484,203)

(LOSS) PER COMMON SHARE:
(Loss) per common share – Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	68,425,000	2,525,000

The accompanying notes to financial statements are an integral part of these statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH OCTOBER 31, 2010
(Unaudited)

			Cumulative
	Three Months Ended October 31,		From
	2010	2009	Inception
OPERATING ACTIVITIES:
Net (loss)	$(201,806)	$(2,954)	$(484,203)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock subscribed and issued for consulting services	53,134		110,198
Changes in net assets and liabilities -
Accounts payable - trade	(13,863)	1,769	28,229
Accounts payable – related parties	38,399	-	38,399
Accrued liabilities	(3,898)	(1,220)	29,103
NET CASH (USED IN) OPERATING ACTIVITIES	(128,034)	(2,405)	(278,274)

INVESTING ACTIVITIES:
Mineral properties acquired	-	-	(250,000)
NET CASH (USED IN) OPERATING ACTIVITIES	-	-	(250,000)

FINANCING ACTIVITIES:
Proceeds from unit subscriptions	-		260,000
Proceeds from the issuance of common stock	-		66,500
Proceeds from former shareholder loan	-	8,760	9,761
Proceeds from loan	-	-	250,000
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,760	572,511

NET INCREASE (DECREASE) IN CASH	(128,034)	6,355	44,237

CASH – BEGINNING OF PERIOD	172,271	138	-
CASH – END OF PERIOD	$44,237	$6,493	$44,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010, AND 2009
(Unaudited)

Note 1 – Organization and summary of significant accounting policies

Organization and nature of business

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

In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission, and raise capital of up to $60,000 from a self-underwritten offering of 1,200,000 shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007.  On February 18, 2008, the Company completed an offering of its registered common stock.

On December 22, 2009, the Company declared a 1 for 27 forward stock split of its issued and outstanding common stock.  The Company's authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of March 28, 2007, the date of our inception, and in all shares and per share date in the financial statements.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010, AND 2009
(Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding during the periods ended October 31, 2010, and 2009.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of October 31, 2010, and July 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2010, and July 31, 2010, and expenses for the periods ended October 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

Reclassification

For the three-month period ended October 31, 2010, certain items in 2009, and cumulative from inception were reclassified to conform to the 2010 presentation.

Note 2 - Going concern

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010, AND 2009
(Unaudited)

Note 3 – Mineral properties

On December 24, 2009, the Company entered into two property purchase agreements with GeoXplor Corp., which granted an exclusive exploration licenses to the mineral properties described in the agreements.

One property purchase agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration ( the “Lithium Agreement”). Under the Lithium Agreement, the Company is required to (1) make cash payments of $490,500 over a four-year period, of which initial payments of $115,500 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three-year period, of which 250,000 shares of common stock were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the agreement.

Another property purchase agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the “Van-Ur Agreement”).  In regards to the Van-Ur Agreement, the Company is required to (1) make cash payments of $480,000 over a four-year period, of which initial payments of $80,000 have been made; (2) issue a total of 1,000,000 restricted shares of common stock over a three-year period, of which 250,000 shares of common stock were issuable upon execution of the agreement; and (3) comply with a work commitment of $1,000,000 within four years of the date of the Agreement.

Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to the Company, and will retain a 2 percent royalty, on which, the Company will have the option to purchase one-half, or 1%, for $1,000,000.

Note 4 – Prepaid consulting fees

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud. The Company will issue 250,000 shares of common stock valued at $80,000 for the services rendered. During the three month period ended October 31, 2010 $20,000 of consulting expense was recognized pertaining to the agreement, and $53,333 of accumulated consulting expense was recognized. 250,000 shares of common stock were not issued, leaving $80,000 on the balance sheets as of accounts payable – trade.

On May 13, the Company entered into a consulting agreement with Mr. John Hoak, a Director of the Company. The Company issued 250,000 shares of common stock valued at $187,500 for the services to be rendered. During the three-month period ended October 31, 2010, $33,134 of consulting expense was recognized pertaining to this agreement and $56,571 of accumulated consulting expense was recognized.

Note 5 – Loan payable

On December 24, 2009, the Company borrowed $200,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on or before December 23, 2010.  On March 15, 2010, the Company borrowed an additional $50,000.  The loan is unsecured, bears interest at 10 percent per annum, and is due on or before March 15, 2011.  As of October 31, 2010, $20,679 of interest related to the loans was accrued.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010, AND 2009
(Unaudited)

Note 6 – Related parties transactions

During the three-month period ended October 31, 2010, the president of the Company invoiced the Company for $72,051 with respect to his consulting services consisting of $50,000 in fees and reimbursed news release and general expenses of $22,051. The Company paid $51,152, and left $20,899 due and payable to related parties as of October 31, 2010.

On May 13, 2010, the Company entered into a consulting agreement with Mr. John Hoak, a Director of the Company. Under the agreement, the Company shall pay $2,500 per month in consulting fees started at the effective date. For the period ended October 31, 2010, the Company recognized consulting expense in the amount of $17,500. The Company didn’t make any cash payments to Mr. Hoak, leaving $17,500 due and payable to this related party.

As of October 31, 2010, an officer, former Director and stockholder of the Company had loaned $9,761 (July 31, 2010 - $9,761) to the Company for working capital purposes.  The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 7 – Common stock

On December 24, 2009, the Company agreed to issue 500,000 shares of common stock to GeoXplor Corp. pursuant the Mineral Property Purchase Agreement.  (See Note 3 – Mineral properties).  The 500,000 shares of common stock were valued at $25,000 based on the 2008 self-underwritten offering price.  As of October 31, 2010, these shares have not been issued.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services rendered valued at $80,000.  As of October 31, 2010, these shares of common stock have not been issued.

On March 11, 2010, the Company subscribed 720,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing.  As of October 31, 2010, the warrants had not been issued and, therefore, not valued.  The common stock subscribed has been valued at $0.50 per share.

Note 8 – Recent accounting pronouncements

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 855-10 as required.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010, AND 2009
(Unaudited)

Note 8 – Recent accounting pronouncements (continued)

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires an SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is no longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Note 9 – Subsequent events:

On November 8, 2010, the Company received 100,000 units in a private placement, raising gross proceeds of $50,000, or $0.50 per unit. Each unit consists of one common share and one detached warrant. Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing.

On November 29, 2010, Mr. Don Nicholson was appointed a Director of the Company.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans;  business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2010, together with notes thereto.  As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" mean First Liberty Power Corp.

Material Changes in Financial Condition

Liquidity & Capital Resources

As of October 31, 2010, our cash balance was $44,237, which is a decrease from our cash balance of $172,271 as of July 31, 2010, and was as a result of expenses incurred and paid during the three month period, without a corresponding addition of additional investment capital or loans.   Our prepaid consulting fees decreased from $210,911 at July 31, 2010, to $157,778 as at October 31, 2010, which ensued from the provision of services by consultants to the Company during the three-month period.

As we are not currently generating any revenues, we will require additional funds to implement our exploration and development programs, which we anticipate to be approximately $120,000 through the 2nd and 3rd quarters of this fiscal year.  In addition, we anticipate ongoing general and administrative expenses to amount to approximately $40,000 for each of the next two quarters.  This total amount of $200,000 may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. We need to raise additional funds in the immediate future in order to proceed with our exploration program and ongoing operations, as our available cash is insufficient.

The Company has a promissory note in the amount of $200,000, plus accrued interest, due on December 23, 2010.  This note, inclusive of interest, is expected to be extended for an additional year on the same terms. The Company believes that it has secured sources for its forthcoming identified capital requirements, and therefore anticipates raising such capital on terms similar to those that we have obtained in the past.

Material Changes in Results of Operations

We are an exploration stage company engaged in the exploration of mineral properties.  To date, we have not generated any revenues.

Our expenses for the three-month period ending October 31, 2010, were $195,505, as compared to the same period in 2009 of $2,954.  This increase in expenses was attributable to our having entered into two purchase agreements with GeoExplor Corp.  The ongoing costs of developing these properties involves substantially increased costs compared to the prior period where these agreements were not in place, including claims maintenance costs, consulting fees, and general and administration costs.  Furthermore, we also incurred exploration costs of $47,272 in the current quarter ended October 31, 2010, compared to $nil in the same quarter of the prior year.

Under the agreements, we have been granted an exclusive exploration license in regards to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada for lithium and lithium carbonate exploration, and one agreement is in regards to claims located in San Juan County, Utah for vanadium and uranium exploration. Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoExplor shall transfer title to the properties to our Company and shall retain a 2% royalty, on which we shall have the option to purchase one-half, or 1%, for $1,000,000.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Going Concern

In their audit report relating to our financial statements for the period ended July 31, 2010, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Glyn Garner, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of October 31, 2010, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of October 31, 2010:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides one staff member.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
5)	Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting

As of October 31, 2010, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended October 31, 2010, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

During the quarter ended October 31, 2010, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 1A.   RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              (REMOVED AND RESERVED)

ITEM 5.              OTHER INFORMATION

None .

ITEM 6.      EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to the Form SB-2 filed on November 13, 2007.
3.2	Bylaws	Incorporated by reference to the Form SB-2 filed on November 13, 2007.
3.3	Articles of Merger	Incorporated by reference to the Form 8-K filed on February 22, 2010.
3.4	Certificate of Change	Incorporated by reference to the Form 8-K filed on February 22, 2010.
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on January 21, 2010.
10.3	Consulting Agreement dated May 3, 2010, between John Hoak and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on August 4, 2010.
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	December 22, 2010	By:	/s/ Glyn Garner
		Name:	Glyn Garner
		Title:	President, Principal Executive Officer

		By:	/s/ Don Nicholson
		Name:	Donald Nicholson
		Title:	Director