Form 10-K/A
period 2010-07-31
First Liberty Power Corp
filed 2011-03-22
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment #2)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-52928
Commission File Number

FIRST LIBERTY POWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-0560329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7251 W. Lake Mead Blvd, Suite 300, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(800) 709-1196
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $42,000 (based on 840,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2010) as of January 31, 2010 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

68,425,000 common shares outstanding as of March 17, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

Explanatory Note

This Form 10-K/A (Amendment No.2) (“Current Filing”) is being filed by First Liberty Power Corp. (the “Company”) to amend the Company’s Form 10-K/A (Amendment #1) for the year ended July 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on December 16, 2010.

On March 3, 2011, the Company received a letter from Etania Audit Group P.C. (“Etania”) (formerly Davis Accounting Group P.C.) stating that it was resigning as the registered independent auditor of the Company. Subsequently, and also on March 3, 2011, the Company received from the SEC a letter stating that its auditor, Etania, was not duly licensed when it issued an audit opinion on the Company’s financial statements included in the Company’s Form 10-K for fiscal year ending July 31, 2010, and accordingly those financial statements are not considered to be audited.

On March 7, 2011, the Board engaged the accounting firm of De Joya Griffith & Company, LLC (“De Joya”) and appointed it as the Company’s new independent registered public accounting firm.  De Joya undertook a re-audit of the Company’s financial statements as of and for the year ended July 31, 2010, and such statements, including De Joya’s auditor’s report, are included as part of this Current Filing.

Except as noted above, no attempt has been made in this Amendment to modify or update the other disclosures presented in this Current Filing, which does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after July 31, 2010 or subsequent event disclosure therein) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K, the Form 10-K/A Amendment #1 and our  other filings with the SEC.

The Company will be filing a further amendment to this Current Filing in order to amend aspects of the management discussion and analysis and other elements of the Current Filing impacted by the adjustments made to the audited financial statements as a result of the re-audit.  The Company will also address comments raised in a letter received from the SEC on February 25, 2011.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our current principal executive officer and principal financial officer are filed as exhibits to this Amendment.

1

PART I

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

2

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXLORATION STAGE COMPANY)

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Liberty Power Corp.

We have audited the accompanying balance sheet of First Liberty Power Corp. (An Exploration Stage Company) as of July 31, 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of First Liberty Power Corp. for the year ended July 31, 2009 and from inception (March 28, 2007) to July 31, 2009. Those statements were audited by other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Liberty Power Corp. (An Exploration Stage Company) as of July 31, 2010 and the results of its operations and cash flows for the year ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 22, 2011

Member Firm with
Russell Bedford International
2580 Anthem Village Dr., Henderson, NV  89052
Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2010 AND 2009

	July 31, 2010	July 31, 2009
ASSETS
CURRENT ASSETS:
Cash in bank	$179,791	$138
Prepaid consulting fees	121,414	-
Total current assets	301,205	138

PROPERTY AND EQUIPMENT:
Deposit on mineral properties	195,000	-
Total property and equipment	195,000	-

TOTAL ASSETS	$496,205	$138

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable – Trade	$14,592	$4,705
Accrued liabilities	18,624	3,500
Due to stockholder	9,761	1,000
Loan payable	264,378	-

Total current liabilities	307,355	9,205

Total liabilities	307,355	9,205

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 68,425,000 and 68,175,000 shares issued and outstanding in 2010, and 2009, respectively	68,425	68,175
Additional paid in capital	195,500	8,250
Common stock payable	324,973	-
Deficit accumulated during the exploration stage	(400,048)	(85,492)
Total stockholders' equity (deficit)	188,850	(9,067)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$496,205	$138

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative
	July 31,		from
	2010	2009	Inception (March 28, 2007) to July 31, 2010

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	95,211	-	95,211
General and administrative-
Accounting and audit fees	16,900	9,500	34,400
Legal fees – Other	20,014	3,024	38,205
Transfer agent fees	1,311	1,450	15,280
SEC filing fees	620	4,622	9,395
Consulting fees	161,060	-	161,060
Office rent	1,440	1,441	4,321
Legal fees – Incorporation fees	-	-	475
Bank and currency exchange fees	(4,478)	159	(4065)
Office supplies and miscellaneous	8,100	-	8,188
Total general and administrative expenses	300,178	20,196	362,470

LOSS FROM OPERATIONS	(300,178)	(20,196)	(362,470)

OTHER EXPENSE:
Interest expense	(14,378)	-	(14,378)

NET LOSS	$(314,556)	$(20,196)	$(376,848)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	68,229,795	68,175,000

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2010

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Exploration
	Shares	Amount	Capital	Payable	Stage	Totals

Balance – March 28, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	43,200,000	43,200	-	-	(23,200)	20,000
Net (loss) for the period	-	-	-	-	(520)	(520)
Balance - July 31, 2007	43,200,000	43,200	-	-	(23,720)	19,480

Common stock issued for cash	24,975,000	24,975	21,525	-	-	46,500
Deferred offering costs	-	-	(13,750)	-	-	(13,750)
Forgiveness of related party debt	-	-	475	-	-	475
Net (loss) for the period	-	-	-	-	(41,576)	(41,576)
Balance July 31, 2008	68,175,000	68,175	8,250	-	(65,296)	11,129

Net (loss) for the period	-	-	-	-	(20,196)	(20,196)
Balance July 31, 2009	68,175,000	68,175	8,250	-	(85,492)	(9,067)

Common stock subscribed for cash- 720,000 shares	-	-	-	260,000	-	260,000
Common stock to be issued for services	-	-	-	64,973	-	64,973
Common stock issued for services	250,000	250	187,250	-	-	187,500
Net (loss) for the period	-	-	-	-	(314,556)	(314,556)

Balance July 31, 2010	68,425,000	$68,425	$195,500	$324,973	$(400,048)	$188,850

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	July 31,		Cumulative From
	2010	2009	Inception (March 28, 2007) to July 31, 2010
OPERATING ACTIVITIES:
Net (loss)	$(314,556)	$(20,196)	$(376,848)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Debt forgiven	-	-	475
Stock subscribed and issued for consulting services	131,241	-	131,241
Changes in net assets and liabilities -
Accrued interest	14,378		14,378
Prepaid	(182)	-	(182)
Accounts payable - Trade	9,887	4,505	14,592
Accrued liabilities	15,124	(120)	18,624
NET CASH USED IN OPERATING ACTIVITIES	(144,108)	(15,811)	(197,720)

INVESTING ACTIVITIES:
Deposit on mineral properties	(195,000)	-	(195,000)
NET CASH USED IN INVESTING ACTIVITIES	(195,000)	-	(195,000)

FINANCING ACTIVITIES:
Proceeds from unit subscriptions	260,000	-	260,000
Proceeds from the issuance of common stock	-	-	66,500
Proceeds from former shareholder loan	8,761	1,000	9,761
Proceeds from loan	250,000	-	250,000
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	518,761	1,000	572,511

NET INCREASE (DECREASE) IN CASH	179,653	(14,811)	179,791

CASH – BEGINNING OF PERIOD	138	14,949	-
CASH – END OF PERIOD	$179,791	$138	$179,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

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

On December 22, 2009, the Company declared a 1 for 27 forward stock split of its issued and outstanding common stock.  The Company authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001, and correspondingly, the Company’s issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock. All references in the financial statements and notes to financial statements to number of shares price per share, and weighted average number of shares outstanding prior to the stock split on a retroactive basis.

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
JULY 31, 2010 AND 2009

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360-10, “Property, Plant and Equipment” which requires that long-lived assets be reviewed for  impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposal value.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes.  Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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
JULY 31, 2010 AND 2009

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

(2) Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage as defined by ASC 915, and has engaged in limited operations.  Initial operations through July 31, 2010, include capital formation activities, organization, target market identification, and marketing plans.  The original business plan of the Company was focused on developing and offering a server-based software product for the creation of wireless communities.  In December 2009, the Company changed its business direction to the exploration and development of domestic strategic energy and mineral properties.  The Company’s goal is to seek mineral resources to capitalize on the anticipated explosive demand for sustainable clean power.

During the period from inception (March 28, 2007) through July 31, 2010, the Company was incorporated and issued 43,200,000 shares to its Directors for cash proceeds of $20,000.  In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 32,400,000 shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007.  On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 4.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be successful in the development of its product, sale of its planned product, and services that will generate sufficient revenues to sustain its operations.

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
JULY 31, 2010 AND 2009

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

On November 26, 2009, Mr. Hossein Mohseni resigned as the President, Secretary, Treasurer, and a Director of the Company.

On November 26, 2009, the Company appointed Mr. Glyn R. Garner as the President, Secretary, Treasurer, and a Director of the Company.

On March 1, 2010, the Company appointed Mr. John Rud as Vice President of Exploration of the Company.

On May 13, 2010, the Company appointed Mr. John Hoak as a Director of the Company.

(4) Common Stock

The Company is authorized to issue 540,000,000 shares of $0.001 par value common stock.  All common stock shares have equal voting rights, are non-assessable, and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On July 6, 2007, the Company issued 43,200,000 shares of common stock to its Directors at a price of $0.00046 per share for cash proceeds of $20,000.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 32,400,000 shares (post forward stock split) of newly issued common stock at a price of $0.0019 per share in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007.  On February 18, 2008, the Company completed the self-underwritten offering of 24,975,000 shares of its registered common stock, par value of $0.001 per share, at an offering price of $0.0019 per share for proceeds of $46,500.

On December 22, 2009, the Company declared a 1 for 27 forward stock split of its issued and outstanding common stock.  The Company authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001, and correspondingly, the Company’s issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock. All references in the financial statements and notes to financial statements to number of shares price per share, and weighted average number of shares outstanding prior to the stock split on a retroactive basis.

On December 24, 2009, the Company agreed to issue 500,000 shares of common stock to GeoXplor Corp. pursuant to the Mineral Property Purchase Agreement.  (See Note 8 for additional information).  As of July 31, 2010, these shares have not been issued.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services to be provided. Compensation expense is calculated by dividing the number of days for which services were provided by 365, multiplying by the number of shares issuable under the contract (250,000), then multiplying by the average closing share price for the entire duration of the calculation.  Prior periods expensed are deducted from a current period calculation to determine current period expenses.  As of July 31, 2010, these shares of common stock have not been issued.

On March 11, 2010, the Company subscribed 720,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable non-transferrable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twenty-four months commencing from

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(4) Common Stock (continued)

closing.  As of January 31, 2011, the subscribed stock had not been issued and has been valued at $0.50 per share.  As of January 31, 2011, the warrants had not been issued and, therefore, not valued.

On May 3 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500.  During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the pre-paid expense (initially $187,500 on inception) accordingly each period. A further 250,000 shares will become due in March 24, 2011 should Mr. Hoak remain as a director at that time.

(5) Income Taxes

The provision (benefit) for income taxes for the years ended July 31, 2010, and 2009, was as follows (assuming a 35 percent effective tax rate):

	Year Ended July 31,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$110,000	$7,000
Change in valuation allowance	(110,000)	(7,000)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2010, and 2009, as follows:

	July 31,
	2010	2009
Loss carryforwards	$131,800	$21,800
Less - Valuation allowance	(131,800)	(21,800)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended July 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.  As of July 31, 2010, the Company had approximately $376,848 (July 31, 2009 - $62,292) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(6) Related Party Transactions

During the year ended July 31, 2008, an officer, Director, and stockholder of the Company personally paid for expenses on behalf of the Company in the amount of $475.  As of July 31, 2008, this individual forgave the Company of this debt.

As of July 31, 2010, an officer, former Director and stockholder of the Company loaned $9,761 (July 31, 2009 - $1,000) to the Company for working capital purposes.  The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

(7) Loan Payable

On December 24, 2009, the Company borrowed $200,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on or before December 23, 2010.  On February 1, 2010, the Company borrowed an additional $50,000.  The loan is unsecured, bears interest at 10 percent per annum, and is due on or before January 31, 2011.  As of July 31, 2010, $14,378 of interest related to the loans was accrued.

 (8) Contracts and Agreements

Mineral Property Purchase Agreement

On December 24, 2009, the Company entered into two property purchase agreements with GeoXplor Corp. (“GeoXplor”), which granted exclusive exploration licenses to the mineral properties described in the agreements.

One property purchase agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the “Lithium Agreement”). Under the Lithium Agreement, the Company is required to:
1.	Make cash payments of $490,000 over a four-year period
a.	Initial cash payments of $115,000 were made in November and December of 2009
2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period
a.	250,000 shares of common stock were issuable upon execution of the agreement (not issued as of July 31, 2010)
3.	Comply with a work commitment of $1,000,000 within four years of the date of the agreement.
a.	As of July 31, 2010, a total of $85,717 has been expended on exploration and claim maintenance activities.

Another property purchase agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the “Van-Ur Agreement”).  In regards to the Van-Ur Agreement, the Company is required to:
1.	Make cash payments of $480,000 over a four-year period
a.	Initial cash payments of $80,000 were made in November and December of 2009
2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period
a.	250,000 shares of common stock were issuable upon execution of the agreement (not issued as of July 31, 2010)
3.	Comply with a work commitment of $1,000,000 within four years of the date of the Agreement.
a.	As of January 31, 2010, a total of $9,494 has been expended on exploration and claim maintenance activities.

All outstanding share issuances due and payable under the two agreements are to be issued prior to March 31, 2011.  There have been no notices of default to date provided to the Company under the agreements in respect to the delivery of shares.

Pursuant to both Agreements, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to the Company, and will retain a three percent (3%) royalty, on which, the Company will have the option to purchase two percent (2%), each percentage point for $1,000,000. Furthermore, if the Company, an assignee or a joint venture including the Company, (i) delivers to its Board of Directors or applicable other management a feasibility study recommending mining from the respective Properties and such Board of management authorizes implementation of a mining plan, or (ii) sells, options, assigns, disposes or otherwise alienates all or a portion of its interest in the Property, the Company shall pay GeoXplor an additional bonus of Five Hundred Thousand Dollars ($500,000) in cash or Shares of the Company. The election to obtain cash or shares shall be at the sole election of GeoXplor.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

(9) Recent Accounting Pronouncements

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

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

(10) Subsequent events

On February 3, 2011 we entered into and closed an agreement with New America Energy Corp. (“New America”) and GeoXplor Inc. (“NECA Agreement”), pertaining to the assignment of the Company’s interest in the mining claims associated with our December 24, 2009, Van-Ur Agreement with GeoXplor, and we granted an option, as well as exploration rights, in these claims. Pursuant to the terms of the NECA Agreement, the consideration for entering into this agreement with New America is as follows:

1.
$10,000 on the execution of the agreement; $33,333 within 120 days of the execution of the agreement; $33,333 within 240 days of the execution of the agreement; and $33,334 within 360 days of the execution of the agreement;

a.	The amount of $10,000 was received by the Company on February 8, 2011
2.	500,000 shares of New America common stock
a.	These shares were issued to the Company on February 11, 2011
3.	A 0.5% net smelter royalty on all net revenue derived from production from the Property.

This NECA Agreement fully releases the Company from its obligations under the December 24, 2009, UraVan Agreement, including the December 24, 2010 payment of $100,000 (deferred until February 7, 2011) and all future payments, work program commitments, and stock issuances including the December 24, 2010 issuance for 250,000 shares.  The value of the mining property asset associated with this agreement will be divested from the Company’s financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

(10) Subsequent events (continued)

If New America is unable to make any of the ongoing share issuances or payments under the agreements with GeoXplor and the Company, the property rights would revert to the Company who would be responsible for any remaining payments to GeoXplor which are as follows:

1.
$50,000 on February 28, 2011; $50,000 on May 31, 2011; $100,000 on the 1st year anniversary of the agreement; $100,000 on the 2nd year anniversary of the agreement; $100,000 on the 3rd year anniversary of the agreement; and $100,000 on the 4th year anniversary of the agreement;

2.
250,000 shares of common stock on or before the date one year from the date of the agreement; 250,000 shares of common stock on or before the date two years from the date of the agreement; and 250,000 shares of common stock on or before the date three years from the date of the agreement; and

3.	A 2.5% net smelter royalty on all net revenue derived from production from the Property.

As of the date of this report, New America is current in its payment obligations to the Company and to GeoXplor.

On March 3, 2011 the Company received a letter from Etania Audit Group P.C. (“Etania”) (formerly Davis Accounting Group P.C.) stating that it was resigning as the registered independent auditor of the Company. Subsequently, also on March 3, 2011, the Company received from the Securities and Exchange Commission a letter stating that its auditor, Etania, was not duly licensed when it issued an audit opinion on the Company’s financial statements included in the Company’s Form 10-K for fiscal year ending July 31, 2010, and accordingly those financial statements are not considered to be audited. The Company has filed, on March 22, 2011, an amended Form 10-K report to include audited financial statements by a firm which is duly registered and in good standing.

On March 7, 2011, the Board engaged the accounting firm of De Joya Griffith & Company, LLC (“De Joya”) and appointed it as the Company’s new independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	March 22, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 22, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	March 22, 2011	By:	/s/ John Hoak
		Name:	John Hoak
		Title:	Director

4