Form 10-Q
period 2011-01-31
First Liberty Power Corp
filed 2011-03-22
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

68,425,000 share of common stock issued and outstanding as of March 17, 2011.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F -1
Statements of Operations	F -2
Statements of Cash Flows	F -3
Notes to Financial Statements	F-4 to F-10

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2011 (unaudited)	July 31, 2010 (audited)
ASSETS
CURRENT ASSETS:
Cash in bank	$218,001	$179,791
Prepaid consulting fees	26,894	121,414
Total current assets	244,895	301,205

PROPERTY AND EQUIPMENT:
Deposits on mineral properties	195,000	195,000
Total property and equipment	195,000	195,000

TOTAL ASSETS	$439,895	$496,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$25,637	$14,592
Accrued liabilities	7,274	18,624
Accounts payable – related parties	66,739	-
Due to stockholder	9,761	9,761
Loan payable	277,379	264,378

Total current liabilities	386,790	307,355

Total liabilities	386,790	3

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 68,425,000 shares issued and outstanding as of January 31, 2011, and July 31, 2010, respectively	68,425	68,425
Additional paid-in capital	195,500	195,500
Common stock payable	602,630	324,973
(Deficit) accumulated during the exploration stage	(813,450)	(400,048)
Total stockholders' equity	53,105	188,850

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,895	496,205

The accompanying notes to financial statements are an integral part of these balance sheets.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE SIX MONTHS ENDED JANUARY 31, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH JANUARY 31, 2011
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	January 31,		January 31,		From
	2011	2010	2011	2010	Inception

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	44,000		66,980		162,191
Maintenance fees for claim	-		24,292		24,292
General and administrative-
Incorporation fees	-	-	-	-	475
Consulting fees	127,969	-	256,103	-	417,163
Investor Relations / News	13,675	-	34,345	-	34,345
Professional fees	15,457	2,750	16,945	5,000	89,550
Bank and currency exchange fees	(551)	18	(4,127)	62	(8,192)
General and administration	4,346	1,391	5,863	2,051	43,047
Total general and administrative expenses	204,896	4,159	400,401	7,113	762,871

(LOSS) FROM OPERATIONS	(204,896)	(4,159)	(400,401)	(7,113)	(762,871)

OTHER INCOME (EXPENSE):
Interest (expense)	(6,700)	(2,035)	(13,001)	(2,035)	(27,379)
(LOSS) BEFORE INCOME TAXES	(211,596)	(6,194)	(413,402)	(9,148)	(790,250)

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET (LOSS)	$(211,596)	$(6,194)	$(413,402)	$(9,148)	$(790,250)

(LOSS) PER COMMON SHARE:
(Loss) per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	68,425,000	68,386,957	68,425,000	68,280,978

The accompanying notes to financial statements are an integral part of these statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JANUARY 31, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (MARCH 28, 2007)
THROUGH JANUARY 31, 2011
(Unaudited)

	Six Months Ended		Cumulative
	January 31,		From
	2011	2010	Inception
OPERATING ACTIVITIES:
Net (loss)	$(413,403)	$(9,148)	$(695,800)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock subscribed and issued for consulting services	96,571	-	153,635
Accrued interest	13,001	2,035	27,379
Changes in net assets and liabilities -
Accounts payable - trade	46,987	819	89,078
Accounts payable – related parties	30,798	-	30,798
Accrued liabilities	(11,350)	(720)	7,274
NET CASH (USED IN) OPERATING ACTIVITIES	(186,790)	(7,014)	(337,030)

INVESTING ACTIVITIES:
Mineral properties acquired	-	(195,500)	(250,000)
NET CASH (USED IN) OPERATING ACTIVITIES	-	(195,500)	(250,000)

FINANCING ACTIVITIES:
Proceeds from unit subscriptions	225,000		485,000
Proceeds from the issuance of common stock	-		66,500
Proceeds from former shareholder loan	-	8,760	9,761
Proceeds from loan	-	195,500	250,000
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	225,000	204,260	797,511

NET INCREASE (DECREASE) IN CASH	38,210	1,746	210,481

CASH – BEGINNING OF PERIOD	172,271	138	-
CASH – END OF PERIOD	$210,481	$1,884	$210,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Accrued interest payable to loan payable	$24,521	$-	$24,521

The accompanying notes to financial statements are an integral part of this statement.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
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

On December 22, 2009, the Company declared a 1 for 27 forward stock split of its issued and outstanding common stock.  The Company’s authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of March 28, 2007, the date of our inception, and in all shares and per share date in the financial statements.

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
JANUARY 31, 2011 AND 2010
(Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding during the periods ended January 31, 2011, and 2009.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of January 31, 2011, and July 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2011, and July 31, 2010, and expenses for the periods ended January 31, 2011, and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

Reclassification

For the six-month period ended January 31, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

Note 3 – Mineral properties

On December 24, 2009, the Company entered into two property purchase agreements with GeoXplor Corp. (“GeoXplor”), which granted an exclusive exploration licenses to the mineral properties described in the agreements.

One property purchase agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the “Lithium Agreement”). Under the Lithium Agreement, the Company is required to:
1.	Make cash payments of $490,000 over a four-year period
a.	Initial cash payments of $115,000 were made in November and December of 2010
b.
A further cash payment of $75,000 was required on December 24, 2010.  On December 14, 2010, the parties agreed to defer this payment until up to February 7, 2011.  On January 10, 2011, GeoXplor agreed to accept payment in the form of restricted common shares of the Company, in the amount of 179,426 shares, which shares have not yet been issued;

2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period
a.	250,000 shares of common stock were issuable upon execution of the agreement
b.	A further 250,000 shares were issuable on the first anniversary, December 24 2010, of the Lithium Agreement
3.	Comply with a work commitment of $1,000,000 within four years of the date of the agreement.
a.
 As of January 31, 2010, a total of $153,599 has been expended on exploration and claim maintenance activities.  A further approximately $100,000 is required to be expended according to the agreement prior to December 24, 2011.

Another property purchase agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the “Van-Ur Agreement”).  In regards to the Van-Ur Agreement, the Company is required to:
1.	Make cash payments of $480,000 over a four-year period
a.	Initial cash payments of $80,000 were made in November and December of 2010
b.	A further cash payment of $100,000 was required on December 24, 2010. On December 14, 2010, the parties agreed to defer this payment until up to February 7, 2011.
2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period
a.	250,000 shares of common stock were issuable upon execution of the agreement
b.	A further 250,000 shares were issuable on the first anniversary, December 24 2010, of the Lithium Agreement
3.	Comply with a work commitment of $1,000,000 within four years of the date of the Agreement.
a.
As of January 31, 2010, a total of $20,974 has been expended on exploration and claim maintenance activities.  A further approximately $230,000 is required to be expended according to the agreement prior to December 24, 2011.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

Note 4 – Prepaid consulting fees

On May 13, 2014, the Company entered into a consulting agreement with Mr. John Hoak, a Director of the Company, which agreement was effective from March 24, 2010. The Company issued 250,000 shares of common stock valued at $187,500 for the services to be rendered. During the six-month period ended January 31, 2011, $94,521 of consulting expense was recognized pertaining to this agreement and $160.787 of accumulated consulting expense was recognized.

Note 5 – Loan payable

On December 24, 2009, the Company borrowed $200,000 from a third party under a promissory note.  The loan is unsecured, bears interest at 10 percent per annum, and is due and payable on or before December 23, 2010.  On February 1, 2010, the Company borrowed an additional $50,000 from the same third party lender, which is also unsecured, bears interest at 10 percent per annum, and is due on or before January 31, 2011.   On December 23, 2010, the Company and the lender agreed to consolidate the principal amount and all interest accrued of both loans, as of December 24, 2010, into a single consolidated loan.  The new consolidated loan is in the amount of 274,520.55 ($200,000 principal + $50,000 principal + $24,520.55 in accrued interest), is unsecured, bears interest at 10 percent per annum, and is due on or before December 23, 2011.

As of January 31, 2011, $2,858 of interest related to the consolidated loan was accrued.

Note 6 – Related parties transactions

During the six-month period ended January 31, 2011, the prior president of the Company, who resigned on December 28, 2010,  invoiced the Company for $87,093 with respect to his consulting services consisting of $60,000 in fees, as well as certain reimbursable expenses totaling $27,093. The Company has paid $51,152, leaving $35,941 due and payable to him as of January 31, 2011.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, who holds the position of Vice President Exploration with the Company. The Company was to issue 250,000 shares of common stock for services rendered. During the six month period ended January 31, 2011, $52.747 of consulting expense was recognized pertaining to the agreement, and $117,719 of accumulated consulting expense was recognized. The 250,000 shares of common stock have not yet been issued, but are to be issued prior to March 31, 2011.

On May 13, 2010, the Company entered into a consulting agreement with Mr. John Hoak, a Director of the Company. Under the agreement, the Company shall pay $2,500 per month in consulting fees started the effective date. For the six period ended January 31, 2011, the Company recognized consulting expense in the amount of $15,000 and traveling expenses in the amount of $798. The Company didn’t make any cash payment to Mr. Hoak, leaving $25,798 cumulatively due and payable to this related party.

On November 29, 2010, Mr. Don Nicholson was appointed as a Director of the Company, and on December 28, 2010, Mr. Nicholson was appointed as President and Treasurer for the Company. During the six-month period ended January 31, 2011, the Company was invoiced the amount of $5,000 with respect to the provision of consulting services. The Company did not make any cash payments, leaving $5,000 due and payable.

As of January 31, 2011, a former officer and Director of the Company had an outstanding loan amount to the Company of $9,761 (July 31, 2010- $9,761).  The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 7 – Common stock

On December 24, 2009, the Company agreed to issue 500,000 shares of common stock to GeoXplor Corp. pursuant to certain Mineral Property Purchase Agreement.  (See Note 3 – Mineral properties).  As of January 31, 2011, these shares have not been issued.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

Note 7 – Common stock (continued)

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services to be provided.  As of January 31, 2011, these shares of common stock have not been issued.

On March 11, 2010, the Company subscribed 720,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable non-transferrable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twenty-four months commencing from closing.  As of January 31, 2011, the subscribed stock had not been issued and has been valued at $0.50 per share.  As of January 31, 2011, the warrants had not been issued and, therefore, not valued.

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

On December 24, 2010, the Company was to issue 500,000 shares of common stock to GeoXplor Corp. pursuant the Mineral Property Purchase Agreements. (See Note 3 – Mineral properties). As of January 31, 2011, these shares have not been issued.

On January 10, 2011, GeoXplor, as part of agreement between GeoXplor and the Company in regards to the settlement of a $75,000 payment owing on the Lithium Agreement, agreed to accept payment in the form of restricted common shares of the Company, in the amount of 179,426 shares, which shares have not yet been issued.

During the three month period ended January 31, 2011, the Company received 450,000 units in a private placement, raising gross proceeds of $225,000 at $0.50 per unit. Each unit consists of one common share and one non-transferrable detached warrant. Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twenty-four months commencing from closing. As of January 31, 2011, the subscribed stock had not been issued and has been valued at $0.50 per share.  As of January 31, 2011, the warrants had not been issued and, therefore, not valued.

All common stock and warrants identified in this Note 7 are to be issued by the Company prior to March 31, 2011.

Note 8 – Recent accounting pronouncements

In April 2009, the FASB issued modification to ASC 805-20, “Business combinations-Sub topic 20 Identifiable Assets and Liabilities, and Any Noncontrolling Interests”, which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450 (“ASC 450”) “Contingencies”. Further, ASC 805-20 requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities arising from contingencies be developed based on their nature. The modifications to ASC 805-20 are effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(Unaudited)

Note 8 – Recent accounting pronouncements (continued)

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS"), SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 9 – Subsequent events

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
JANUARY 31, 2011 AND 2010
(Unaudited)

Note 9 – Subsequent events (continued)

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

Material Changes in Financial Condition

Liquidity & Capital Resources

As of January 31, 2011, our cash balance was $218,001, which is an increase from our cash balance of $179,791 at July 31, 2010.   The Company received a total of $225,000 of additional investment capital or loans during the six month period from August 1st through January 31, 2011.

Inclusive of prepaid consulting fees of $26,894 ($121,414 – July 31, 2010), our current assets are $244,895.  Our current liabilities are $679,420 ($372,327 – July 31, 2010).  This results in a current working capital position of $-434,525 ($71,122 – July 31, 2010).  This decrease in working capital is primarily as a result of a decrease in prepaid consulting to $26,894 ($121,414 – July 31, 2010) due to services provided by a Director of the Company.  Accounts payable – trade increased to $220,637 ($14,592 – July 31, 2010) as a result of obligations incurred under our mineral property agreements.  Accounts payable – related parties increased to $66,739 ($nil – July 31, 2010) resulting from amounts invoices by management for services provided.  Lastly, stock payable was $117,630 ($64,973 – July 31, 2010), which increase resulted from services provided by a consultant to be paid in stock that was not issued as of the period end.

As we are not currently generating any revenues, we will require additional funds to implement our exploration and development programs, which we anticipate to be approximately $1,000,000.   This estimate is comprised of $100,000 for required exploration and maintenance expenditures on our Lithium property, a further $100,000 acquisition payment on same, $230,000 for required exploration and maintenance expenditures on our Vanadium-Uranium property, a further $100,000 acquisition payment on same, $300,000 for principal and accrued interest on our loan payable, and a further $170,000 to cover operating and overhead costs.

This amount may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. We need to raise additional funds in the immediate future in order to proceed with our exploration program and ongoing operations, as our available cash is insufficient.

The Company believes that it has secured sources for a further $500,000 of its forthcoming identified capital requirements, and therefore anticipates raising such capital on terms similar to those that we have obtained in the past.  Beyond those amounts, there are no clearly identified sources, and there is no assurance we will be able to identify or acquire those funds on a commercially reasonable basis.

Material Changes in Results of Operations

We are an exploration stage company engaged in the exploration of mineral properties.  To date, we have not generated any revenues.

Our expenses for the three-month period ending January 31, 2011, were $217,163 ($4,159 - Jan 31, 2010).  This increase in expenses was primarily attributable to our having entered into two purchase agreements with GeoXplor Corp.  The ongoing costs of developing these properties involves substantially increased costs compared to the prior period where these agreements were not in place, including claims maintenance costs, consulting fees, and general and administration costs.  Furthermore, we incurred exploration costs of $22,980 in the current quarter ended January 31, 2011, compared to $nil in the same quarter of the prior year.

Our expenses for the six-month period ending January 31, 2011, were $403,276 ($7,113 - Jan 31, 2010), with the increases being attributable to the same reasons as per the three month period above.  Exploration costs for the six month period were $66,980.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Don Nicholson, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2011:

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

Changes in Internal Control over Financial Reporting

As of January 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended January 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended January 31, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None .

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to the Form SB-2 filed on November 13, 2007.
3.2	Bylaws	Incorporated by reference to the Form SB-2 filed on November 13, 2007.
3.3	Articles of Merger	Incorporated by reference to the Form 8-K filed on February 22, 2010.
3.4	Certificate of Change	Incorporated by reference to the Form 8-K filed on February 22, 2010.
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on January 21, 2010.
10.3	Consulting Agreement dated March 1, 2010, between John Rud and First Liberty Power Corp.	Incorporate by reference to the Form 10-K/A-2 filed on March 22, 2011.
10.5	Consulting Agreement dated May 3, 2010, between John Hoak and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on August 4, 2010.
10.8	Property Assignment And Acquisition Agreement, dated February 3, 2011 between GeoXplor, the Company, and New America Energy Corp	Incorporate by reference to the Form 8-K filed on February 7, 2011
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	March 22, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer