Form 10-Q
period 2011-04-30
First Liberty Power Corp
filed 2011-06-20
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

69,854,426 share of common stock issued and outstanding as of June 18, 2011.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F -1
Statements of Operations	F -2
Statements of Cash Flows	F -3
Notes to Financial Statements	F -4 to F-10

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	April 30, 2011 (unaudited)	July 31, 2010 (audited)
ASSETS
CURRENT ASSETS:
Cash in bank	$99,412	$179,791
Prepaid expense	2,000	121,415
Investment in NECA	250,000	-
Total current assets	351,412	301,206

PROPERTY AND EQUIPMENT:
Deposit on mineral properties	115,000	195,000
Total property and equipment	115,000	195,000

TOTAL ASSETS	$466,412	$496,206

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable – trade	$118,233	$33,572
Accounts payable – related parties	69,488	57,168
Accrued liabilities	41,846	25,502
Due to stockholder	9,761	9,761
Loan payable	250,000	250,000
Total current liabilities	489,328	376,003

Total liabilities	489,328	376,003

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 68,425,000 shares issued and outstanding as of April 30, 2011, and July 31, 2010, respectively	68,425	68,425
Additional paid-in capital	195,500	195,500
Common stock payable	631,102	324,973
Deficit accumulated during the exploration stage	(917,943)	(468,695)
Total stockholders' equity (deficit)	(22,916)	120,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$466,412	$496,206

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended			Cumulative
	April 30,			April 30,			From
	2011	2010		2011	2010		Inception

REVENUES	$-	$		$-	$		$-

EXPENSES:
Exploration costs	57,800		9,494	113,300		9,494	219,991
Maintenance fees for claim	-		-	24,292		-	24,292
General and administrative-
Incorporation fees			-	-		-	475
Consulting fees	90,936		25,651	302,040		35,651	508,098
Investor Relations / News	2,789		-	24,965		-	24,965
Professional fees	14,426		12,338	31,371		22,459	103,976
Bank and currency exchange fees	8,128		53	4,001		194	(63)
General and administration	3,721		8,210	9,584		11,004	58,936
Total general and administrative expenses	177,800		55,746	509,553		78,802	940,670

LOSS FROM OPERATIONS	(177,800)		(55,746)	(509,553)		(78,802)	(940,670)

OTHER INCOME (EXPENSE):
Gain on transfer of property option	80,000		-	80,000		-	80,000
Interest expense	(6,694)		(5,986)	(19,695)		(8,076)	(34,073)
NET (LOSS)	$(104,494)		$(61,732)	$(449,248)		$(86,878)	$(894,743)

LOSS PER COMMON SHARE:
Loss per common share – Basic	$(0.00)		$(0.00)	$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	68,425,000		68,175,000	68,425,000		68,175,000

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended			Cumulative
	April 30,			From
	2011		2010	Inception
OPERATING ACTIVITIES:
Net (loss)		$(449,248)	$(86,878)	$(894,743)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Gain on transfer of the mineral properties		(80,000)	-	(80,000)
Debt forgiven		-	-	475
Stock subscribed and issued for consulting services		202,544	(103,324)	333,785
Accrued interest		10,142	-	24,520
Changes in net assets and liabilities -
Prepaid expense		(2,000)		(2,183)
Accounts payable - trade		(15,339)	92,715	18,233
Accounts payable – related parties		12,320	-	69,488
Accrued liabilities		6,202	11,040	17,326
NET CASH (USED IN) OPERATING ACTIVITIES		(315,379)	(86,447)	(513,099)

INVESTING ACTIVITIES:
Proceeds on transfer of the mineral properties		10,000	-	10,000
Deposit in mineral properties		-	(195,000)	(195,000)
NET CASH (USED IN) OPERATING ACTIVITIES		10,000	(195,000)	(185,000)

FINANCING ACTIVITIES:
Proceeds from unit subscriptions		225,000	360,000	485,000
Proceeds from the issuance of common stock		-	-	66,500
Proceeds from former shareholder loan		-	8,761	9,761
Proceeds from loan		-	250,000	250,000
Deferred offering costs		-	(90,035)	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES		225,000	528,726	797,511

NET INCREASE (DECREASE) IN CASH		(80,379)	247,279	99,412

CASH – BEGINNING OF PERIOD		179,791	138	-
CASH – END OF PERIOD		$99,412	$247,417	$99,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$		$-	$-
Income taxes	$		$-	$-

Non-cash transactions:
Accrued interest payable to loan payable		$24,521	$-	$24,521
Increase in Accounts Payable due to option on property payment		100,000	-	100,000
Received common stock of NECA on transfer mineral property		250,000	-	250,000

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

On December 22, 2009, the Company declared a 27 for 1 forward stock split of its authorized and  issued and outstanding common stock.  The Company’s authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of March 28, 2007, the date of our inception, and in all shares and per share data in the financial statements.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Investments

The Company holdings in marketable securities classified as available-for-sale are carried at fair value. The carrying value of marketable securities is reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, the investments are written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in the Company’s statements of operations. Unrealized gains and unrealized losses deemed temporary are included in accumulated other comprehensive income (loss).

Effective February 8, 2011, the Company acquired 500,000 shares of  New America Energy common stock pursuant to an  Agreement between the Company, New America Energy and GeoXplor (refer to Note 3) for the deemed  value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding during the periods ended April 30, 2011, and 2010.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of April 30, 2011, and July 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2011, and July 31, 2010, and expenses for the periods ended April 30, 2011, and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

Reclassification

For the nine-month period ended April 30, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Going concern (continued)

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

A) Lithium Agreement:

A property purchase agreement for claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the “Lithium Agreement”). Under the Lithium Agreement, the Company is required to:

1.	Make cash payments of $490,000 over a four-year period
a.	Initial cash payments of $115,000 were made in November and December of 2010; and
b.
A further cash payment of $75,000 was required on December 24, 2010.  On December 14, 2010, the parties agreed to defer this payment to February 7, 2011.  On January 10, 2011, GeoXplor agreed to accept payment in the form of restricted common shares of the Company, in the amount of 179,426 shares.

2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period
a.	250,000 shares of common stock were issuable upon execution of the Lithium Agreement; and
b.	A further 250,000 shares were issuable on the first anniversary, December 24 2010, of the Lithium Agreement.

3.	Comply with a work commitment of $1,000,000 within four years of the date of the Lithium Agreement
a.
As of April 30, 2011, a total of $210,599 has been expended on exploration and claim maintenance activities.  A further approximately $40,000 is required to be expended according to the Lithium Agreement prior to December 24, 2011.

The Outstanding share issuances due and payable under the Lithium Agreement, totaling 679,426 shares, were issued to GeoXplor on June 3, 2011.

Pursuant to the Lithium Agreements, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to the Company, and will retain a three percent (3%) royalty, of which, the Company will have the option to purchase two percent (2%), by paying cash consideration for each percentage point of $1,000,000, bringing to total amount required for 2% to $2,000,000. Furthermore, if the Company, an assignee or a joint venture including the Company, (i) delivers to its Board of Directors or applicable other management a feasibility study recommending mining from the respective Properties and such Board of management authorizes implementation of a mining plan, or (ii) sells, options, assigns, disposes or otherwise alienates all or a portion of its interest in the Property, the Company shall pay GeoXplor an additional bonus of Five Hundred Thousand Dollars ($500,000) in cash or Shares of the Company. The election of the payment of either cash or shares shall be at the sole election of GeoXplor.

B) Van-Ur Agreement:

A property purchase agreement for claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the “Van-Ur Agreement”).  In regards to the Van-Ur Agreement, the Company is required to:

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Mineral properties (continued)

B) Van-Ur Agreement (continued):

1.	Make cash payments of $480,000 over a four-year period
a.	Initial cash payments of $80,000 were made in November and December of 2010; and
b.
A further cash payment of $100,000 was required on December 24, 2010.  On December 14, 2010, the parties agreed to defer this payment until up to February 7, 2011 (see below in regard to this payment required).

2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period
a.	250,000 shares of common stock were issuable upon execution of the agreement
b.	A further 250,000 shares were issuable on the first anniversary, December 24 2010, of the Van-Ur Agreement

3.	Comply with a work commitment of $1,000,000 within four years of the date of the Van-Ur Agreement.
a.
As of April 30, 2011, a total of $20,974 has been expended on exploration and claim maintenance activities.  A further approximately $230,000 is required to be expended according to the agreement prior to December 24, 2011.

The Outstanding share issuances due and payable under the Van-Ur Agreement, totaling 500,000 shares, were issued in part (250,000) subsequent to the current period.  The remaining 250,000 shares are not to be issued, as a result of the assignment of this agreement to New America Energy Corp. described  below.

On February 3, 2011, we entered into and closed agreements with New America Energy Corp. (“New America”) and GeoXplor Inc. (“NECA Agreement”), whereby the Company optioned its interest in the mining claims associated with the Van-Ur Agreement, granting an option, as well as exploration rights, in these claims to New America. Pursuant to the terms of the NECA Agreement, the consideration to the Company for entering into this agreement with New America was as follows:

1.
$10,000 on the execution of the NECA Agreement; $33,333 within 120 days of the execution of the NECA Agreement; $33,333 within 240 days of the execution of the NECA Agreement; and $33,334 within 360 days of the execution of the NECA Agreement;

a.	The amount of $10,000 was received by the Company on February 8, 2011

2.	500,000 shares of New America common stock
a.
These shares were issued to the Company on February 11, 2011. The fair value of the shares was recorded as an investment in the amount of $250,000 based on the trading price of the shares at the time of issuance, which was $0.50 per share.  The value of these shares is to be periodically reviewed and adjusted as required.

3.	A 0.5% net smelter royalty on all net revenue derived from production.

Subject to New America fulfilling the terms of the NECA Agreement, the Company will not be required to meet its obligations under the UraVan Agreement, including the December 24, 2010 payment of $100,000 (deferred until February 7, 2011) and all future payments, work program commitments, and stock issuances including the December 24, 2010 issuance for 250,000 shares.  The value of the mining property asset associated with this agreement will be divested from the Company’s financial statements upon New America meeting all the terms of the NECA Agreement.

If New America is unable to make any of the ongoing share issuances or payments under the agreements with GeoXplor and the Company, the property rights would revert to the Company who would be responsible for any remaining payments to GeoXplor which are as follows:

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Mineral properties (continued)

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

As of April 30, 2011, New America was current in its payment obligations to the Company and to GeoXplor.

As of April 30, 2011, the Company recorded the gain on the transfer of the mineral property option in the amount of $80,000 pursuant to the NECA Agreement.

Note 4 – Prepaid consulting fees

On May 13, 2010, the Company entered into a consulting agreement with Mr. John Hoak, a Director of the Company, which agreement was effective from March 24, 2010. The Company issued 250,000 shares of common stock valued at $187,500 for the services to be rendered. During the nine-month period ended April 30, 2011, $121,415 of consulting expense was recognized pertaining to this agreement and $187,500 of accumulated consulting expense was recognized.

Note 5 – Loan payable

On December 24, 2009, the Company borrowed $200,000 from an unrelated third party under a promissory note.  The loan was unsecured, bore interest at 10 percent per annum, and was due and payable on or before December 23, 2010.  On February 1, 2010, the Company borrowed an additional $50,000 from the same third party lender, which amount was also unsecured, bore interest at 10 percent per annum, and was due on or before Feb 1, 2011.   On December 23, 2010, the Company and the lender agreed to consolidate the principal amount and all interest accrued on both loans, as of December 24, 2010, into a single consolidated loan.  The new consolidated loan is in the amount of $274,520 which includes $24,520 in accrued interest. The loan is unsecured, bears interest at 10 percent per annum, and is due on or before December 23, 2011.

Note 6 – Related parties transactions

During the nine-month period ended April 30, 2011, the prior president of the Company, who resigned on December 28, 2010,  invoiced the Company for $87,342 with respect to his consulting services consisting of $60,000 in fees, as well as certain reimbursable expenses totaling $27,342. The Company has paid $51,152, leaving $36,190 due and payable to him as of April 30, 2011.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Related parties transactions

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, who holds the position of Vice President Exploration with the Company. The Company was to issue 250,000 shares of common stock for services rendered.  On March 1, 2011, the Company and Mr. Rud agreed to extend the contract for an additional year, under the same terms, and the Company was to issue a further 250,000 shares of common stock for services rendered.  During the nine month period ended April 30, 2011, $69,157 of consulting expense was recognized pertaining to the agreement.  As of April 30, 2011, a total of $134,130 has been recognized in respect to the unissued original 250,000 shares of common stock and the new 250,000 shares of common stock.  The 500,000 shares due to Mr. Rud were issued subsequent to the current period. Mr. Rud is also a principal with GeoXplor, with whom the Company has its two property purchase agreements.

On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500.  During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the pre-paid expense (initially $187,500 on inception) accordingly each period, which amount was $121,232 was recorded as consulting expense during the nine-month period ended April 30, 2011, leaving a pre-paid expense balance of zero. As of March 24, 2011, Mr. Hoak remained as a director and the company will issue a further 250,000 shares. As of April 30, 2011, a total of $11,972 has been recognized in respect to the unissued 250,000 shares of common stock. The agreement also contains a provision for the payment of $2,500 a month during the term of the agreement. For the nine period ended April 30, 2011, the Company recognized consulting expense in the amount of $22,500 and traveling expenses in the amount of $798.  The Company didn’t make any cash payment to Mr. Hoak, leaving $33,298 cumulatively due and payable to this related party.

On November 29, 2010, Mr. Don Nicholson was appointed as a Director of the Company, and on December 28, 2010, Mr. Nicholson was appointed as President and Treasurer for the Company. During the nine-month period ended April 30, 2011, the Company was invoiced the amount of $15,000 with respect to the provision of consulting services, for which there are no amounts owing as of April 30, 2011.

As of April 30, 2011, a former officer and Director of the Company had an outstanding loan amount to the Company of $9,761 (July 31, 2010- $9,761).  The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 7 – Common stock

On December 24, 2009, the Company agreed to issue 500,000 shares of common stock to GeoXplor Corp. pursuant to certain Mineral Property Purchase Agreement.  (See Note 3 – Mineral properties).  As of April 30, 2011, these shares had not been issued, though were issued subsequently.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services to be provided.  As of April 30, 2011, these shares had not been issued, though were issued subsequently.

On March 11, 2010, the Company subscribed 720,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable non-transferrable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twenty-four months commencing from closing.  As of April 30, 2011, the subscribed stock had not been issued and has been valued at $0.50 per share.  As of April 30, 2011, the warrants had not been issued and, therefore, not valued.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Common stock (continued)

On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500.  A further 250,000 shares will be issued after April 30, 2011 as Mr. Hoak remains as a director at March 24, 2011.

On December 24, 2010, the Company was to issue 500,000 shares of common stock to GeoXplor Corp. pursuant the Mineral Property Purchase Agreements. (See Note 3 – Mineral properties), of which 250,000 were agreed to be non-issuable due to the entry into the NECA Agreement. As of April 30, 2011, the remaining 250,000 shares had not been issued, though were issued subsequently.

On January 10, 2011, GeoXplor, as part of agreement between GeoXplor and the Company in regards to the settlement of a $75,000 payment owing on the Lithium Agreement, agreed to accept payment in the form of restricted common shares of the Company, in the amount of 179,426 shares, which shares had not been issued as of April 30, 2011, but were issued as of June 3, 2011.

During the nine month period ended April 30, 2011, the Company completed an offering for 450,000 units by way of a  private placement, raising gross proceeds of $225,000 at $0.50 per unit. Each unit consists of one common share and one non-transferrable detached warrant. Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twenty-four months commencing from closing. As of April 30, 2011, the subscribed stock had not been issued and has been valued at $0.50 per share.  As of April 30, 2011, the warrants had not been issued and, therefore, not valued.

All remaining common stock and warrants identified in this Note 7 are to be issued by the Company prior to July 31, 2011.

Note 8 – Subsequent events

The payment of $33,333 due to the Company on June 3, 2011 and the payment of $50,000 due to GeoXplor on May 31, 2011 pursuant to the Van-Ur Agreement and the further option to New America were not paid as due. The parties to the NECA Agreement have verbally agreed to extend the payment due dates by 120 days and are currently reviewing the extension agreement which is expected to be executed prior to the end of June, 2011. Under the terms of the extension agreement, during the 120 extension period GeoXplor has the right to solicit and accept offers by other parties on the property, in which case the Option Agreement will be terminated and neither New America or the Company will have any further rights or interest in the property. The Company has the option to make the payments in default or to allow its rights under the agreement to lapse.

On June 3, 2011, the Company issued a total of 929,426 shares of common stock to GeoXplor as required under the Company’s agreements with GeoXplor described under Note 3.

On June 3, 2011, the Company issued a total of 500,000 shares of common stock to Mr. John Rud as required under the Company’s consulting agreement with Mr. Rud.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

As of April 30, 2011, our cash balance was $99,412, which is a decrease from our cash balance of $179,791 at July 31, 2010.   The Company received a total of $225,000 of additional investment capital or loans during the nine month period from August 1st through April 30, 2011.

As of April 30, 2011, our total current assets are $351,412 ($301,206 - July 31, 2010).  Our current liabilities are $489,328 ($376,003 – July 31, 2010).  This results in a working capital position of ($137,916) ( ($74,797) – July 31, 2010).  This decrease in working capital is primarily as a result of a decrease in prepaid consulting to $2,000 and the increase in investment with NECA of $250,000 ($121,415 – July 31, 2010) due to services by a Director of the Company having been fulfilled, and the above noted decrease in cash.  Furthermore, there was a significant increase in accounts payable – trade, to $193,233, from $33,572 as at July 31, 2010, largely as a result of obligations incurred under our mineral property agreements and costs associated with the preparation and review of regulatory filings.

While our cash position is sufficient to meet our current obligations through to the end of the fiscal year, July 31, 2011, as we are not currently generating any revenues, over the 12 months, we will require additional funds to meet our operating obligations, loan payment requirements, and property payment / work program obligations.  At present, we anticipate our funding requirements to be approximately $1,200,000.   This estimate is comprised of $500,000 for required and additional exploration and maintenance expenditures on our Lithium property, a further $100,000 acquisition payment on same, $300,000 for principal and accrued interest on our loan payable, and a further $300,000 to cover operating and overhead costs.  Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration on the Lithium property are required to accelerate its development.   Furthermore, under the option assignment agreement we have entered into with New America, if New America does not meet its obligations under the agreement, we would assume all costs thereunder, as further identified in Note 3 to the financial statements.

This amount may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. We need to raise additional funds in the near future in order to proceed with our exploration program, as our available cash is insufficient.

There is no assurance we will be able to identify or acquire those funds on a commercially reasonable basis.

Material Changes in Results of Operations

We are an exploration stage company engaged in the exploration of mineral properties.  To date, we have not generated any revenues.

Our expenses for the three-month period ending April 30, 2011, were $177,800 ($55,746 – April 30, 2010).  This increase in expenses was primarily attributable to our having entered into two purchase agreements with GeoXplor Corp.  The ongoing costs of developing these properties ($57,800 in the current quarter compared to $9,494 in the comparable period in 2010), and the associated increase in consulting costs related to the management of the exploration and development process ($90,936 in the current quarter compared to $25,651 in the comparable period in 2010), involves substantially increased costs compared to the prior period where these agreements had only just commenced.

The total net loss for the current three month period was $104,494, compared to $61,732.  Our net loss was reduced in the current period as a result of an $80,000 gain on the transfer of the property option to New America.

Our net loss for the nine-month period ending April 30, 2011 was $449,248 ($86,878 – April 30, 2010), with the increases being attributable to the same reasons as per the three month period above.  Most significantly, exploration costs for the nine month period increased to $113,300 ($9,494 – April 30, 2010), consulting fees increased to $302,040 ($35,651 – April 30, 2010), and investor relations / news costs were $24,965 ($nil – April 30, 2010).

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

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Don Nicholson, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

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

Changes in Internal Control over Financial Reporting

As of April 30, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended April 30, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended April 30, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to April 30, 2011, on June 3, 2011, the Company issued a total of 929,426 shares of common stock to GeoXplor as required under the Company’s agreements with GeoXplor.

Also on June 3, 2011, the Company issued a total of 500,000 shares of common stock to Mr. John Rud as required under the Company’s consulting agreement with Mr. Rud.

For this total 1,429,426 shares, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to the Form SB-2 filed on November 13, 2007.
3.2	Bylaws	Incorporated by reference to the Form SB-2 filed on November 13, 2007.
3.3	Articles of Merger	Incorporated by reference to the Form 8-K filed on February 22, 2010.
3.4	Certificate of Change	Incorporated by reference to the Form 8-K filed on February 22, 2010.
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on January 21, 2010.
10.3	Consulting Agreement dated March 1, 2010, between John Rud and First Liberty Power Corp.	Incorporate by reference to the Form 10-K/A-2 filed on March 22, 2011.
10.5	Consulting Agreement dated May 3, 2010, between John Hoak and First Liberty Power Corp.	Incorporated by reference to the Form 8-K filed on August 4, 2010.
10.8	Property Assignment And Acquisition Agreement, dated February 3, 2011 between GeoXplor, the Company, and New America Energy Corp	Incorporate by reference to the Form 8-K filed on February 7, 2011
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	June 20, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director Principal Executive, Financial and Accounting Officer