Form 10-K/A
period 2010-07-31
First Liberty Power Corp
filed 2011-11-15
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment #3)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-52928
Commission File Number

FIRST LIBERTY POWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	90-0748351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7251 W. Lake Mead Blvd, Suite 300, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(800) 709-1196
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

76,210,790 shares of common stock issued and outstanding as of November 11, 2011.

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

None

Explanatory Note

This Form 10-K/A (Amendment No.3) (“Current Filing”) is being filed by First Liberty Power Corp. (the “Company”) to amend the Company’s Form 10-K/A (Amendment #2) for the year ended July 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011.

This Current Filing is being submitted in order to amend aspects of the management discussion and analysis and other elements of the Current Filing impacted by the adjustments made to the audited financial statements as a result of the re-audit required, as detailed in the Explanatory Note to Amendment No. 2, as well as certain events that have occurred subsequent to the original filing. The Company has also addressed in this Current Filing comments received from the SEC in a letter dated February 25, 2011.

Except as noted above, no other attempt has been made in this Amendment to modify or update the other disclosures presented in this Current Filing, which does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after July 31, 2010 or subsequent event disclosure therein) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K, the Form 10-K/A Amendment #1, the Form 10-K/A Amendment #2, and our other current filings with the SEC.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

ITEM 1.    BUSINESS

Forward Looking Statements

This Amended Annual Report on Form 10-K/A (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "First Liberty" mean First Liberty Power Corp., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 7251 W. Lake Mead Blvd, Suite 300, Las Vegas, NV.  Our telephone number is 800-709-1196.

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

On March 1, 2010, we appointed Mr. John Rud as vice-president of exploration of our Company.

On March 11, 2010, the Company closed a private placement for 720,000 units for gross proceeds received through to July 31, 2010 of $260,000 of $360,000 total.  Each unit consists of one common share and one share purchase warrant.  Each whole common share purchase warrant shall entitle the holder to purchase one share of common stock in the capital of our Company for a period of twenty-four months from closing at a price of $0.50 per warrant share.  As of July 31, 2010 these shares and warrants had yet to be issued, though were issued subsequently.

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

On December 24, 2009, we entered into two purchase agreements with GeoXplor Corp.  Under the agreements, we have been granted an exclusive exploration license in regards to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the "Lithium Agreement"), and one agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the "Van-Ur Agreement"). Pursuant to both Agreements, upon the completion of required payments and work commitments, GeoXplor shall transfer title to the properties to our company and shall retain a 2% royalty, on which we shall have the option to purchase one-half, or 1%, for $1,000,000.

The Properties are undeveloped raw land.  We intend to undertake exploration activities on our properties in the hope of finding commercially viable deposits of Lithium / Lithium Carbonate on our first property, and, on the other property, Vanadium and Uranium.  We have commenced initial exploration work on both properties, and this will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become our principal products.

Our exploration program will be exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists on the property until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

Should we be successful in raising sufficient funds in order to conduct our exploration program, the full extent and cost of which is not presently known beyond that required by our mandatory work programs noted below, and such exploration programs results in an indication that production of our minerals of interest is economically feasible, then at that point in time we would make a determination as to the best and most viable approach for the extraction of the minerals from the respective property.

As all of our minerals of interest are commodity products, they are expected to be readily saleable on an open market at then current prices, therefore we foresee no direct competition per se for the selling of our products, should we ever reach the production stage.  However, we would be competing with numerous other companies in the region, in the province, in the country, and globally, for the equipment, manpower, geological expertise, and capital, required to fund, explore, develop, extract, and distribute such minerals.

Our mineral exploration programs are subject to State and Federal regulations, which sets forth rules for: locating claims, posting claims, working claims and reporting work performed. We are also subject to rules on how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.  We are also subject to the numerous laws for the environmental protection of forests, lakes and rivers, fisheries, wild life etc. These codes deal with environmental matters relating to the exploration and development of mining properties. We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the properties, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.  We are in compliance with all regulations at present and will continue to comply in the future. We believe that compliance with these regulations will not adversely affect our business operations in the future.

We intend to subcontract exploration work out to third parties, which are identified below in our more detailed property discussions.  We intend to use the services of subcontractors for manual labor exploration work on our Property.

Employees

We have not entered into employment agreements with the officers or directors of the Company.

In order to undertake the administrative and management operations of the Company, the Company has entered into consulting agreements with individuals to provide required services to the Company, with the particulars as follows.

•
On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.

•
On May 3 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012.

•
On December 4, 2009, Mr. Glynn Garner was appointed President, Secretary, Treasurer, and a member of the board of directors of the Company.  Mr. Garner did not enter into any formal employment or consulting agreement at the time.  Mr. Garner resigned all of his officer and director positions on December 28, 2010.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K. and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Executive Offices

The address of our principal executive office is 114 West Magnolia Street, #400 – 136, Bellingham, WA  98225.  Our telephone number is 702-990-8402.

Lida Valley Claims, Esmeralda County, NV (“Lithium Property”)

Claims

On December 24, 2009, we entered into a purchase agreements with GeoXplor Corp.  Under the agreement, we have been granted an exclusive exploration license in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the "Lithium Agreement"). Pursuant to the Lithium Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to our company and shall retain a 2% royalty, on which we shall have the option to purchase one-half, or 1%, for $1,000,000.

Our required payments and work commitments are as follows:

(1)	make cash payments of $490,000 over a four year period, of which initial payments of $115,000 have been made as of July 31, 2010, and remaining payments are as follows

o	$75,000 on the 1st year anniversary of 15 December 2010;
o	$100,000 on the 2nd year anniversary of 15 December 2011;
o	$100,000 on the 3rd year anniversary of 15 December 2012;
o	$100,000 on the 4th year anniversary of 15 December 2013;

(2)	issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 are to have been issued as of July 31, 2010, and;

o	250,000 on the 1st year anniversary of 15 December 2010;
o	250,000 on the 2nd year anniversary of 15 December 2011;
o	250,000 on the 3rd year anniversary of 15 December 2012;

All outstanding share issuances due and payable under this agreement have been issued subsequent to the year end.

(3)	before the expiration of 4 years from 24 December 2009, expend a minimum of $1,000,000 in mineral exploration and development, according to the following schedule:

o	$100,000 before the 1st year anniversary of 15 December 2010;
o	$150,000 before the 2nd year anniversary of 15 December 2011;
o	$350,000 before the 3rd year anniversary of 15 December 2012;
o	$400,000 before the 4th year anniversary of 15 December 2013;

As of July 31, 2010, $85,287 had been expended, leaving $14,713 to be expended prior to 15 December 2010.

The claim block contains 76-180 acre unpatented Placer claims and 8-80 acre placer claims, situated in Esmeralda Country, Nevada, comprising a surface area of 12,800 acres.  The NMC numbers are 1012555 through 1012557, and 1012477 through 1012554.

Location and Access

The Lithium Property is located in South Western Nevada, approximately 150 miles north of Las Vegas and within 15 miles of the Montezuma peak. The project area has excellent infrastructure including a network of roads, railroads and cellular telephone coverage.

Regional & Property Geology

Lida Valley is one of a group of inter-mountain basins in west-central Nevada and is surrounded by Cuprite Hills to the Northwest, Stonewall Mountains to the East and Slate Ridge to the Southwest. It has a playa floor of about 12 square miles that receives surface drainage from an area of about 60 square miles. The playa floor contains erosion remnants of Lithium-rich rhyolite tuff and is surrounded by alluvial fan slopes of the mountain ranges. Altitudes range from 4,630 feet on the playa floor to 7,000 feet on the Stonewall Ridge.

The tertiary volcanic rocks are considered to be involved in the origin of the Lithium deposits in south-central Nevada. The volcanism that created the volcanic rocks also provided the heat energy and hydrothermal activity required to mobilize the Lithium from volcanic glass and other relatively unstable minerals. The Tertiary rhyolites from the Montezuma Range and surrounding mountain ranges are considered to be the most lithium rich rhyolites in the world, (MacDonald et. Al; 1992) Transport of the Lithium would require a hydrothermal fluid, surface water or meteoric groundwater. Evaporation concentrated the Lithium in the brine to economic grades which are considered to be in the 100 to 300 ppm range. The Lithium rich water would also alter the playa sediments to form Lithium-rich clays and Lithium rich inclusions in halite.

Exploration

The Company commissioned a gravity survey on the property, total cost of $85,287, undertaken by Hasbrouck Geophysics, Inc. of Prescott, Arizona, which report was completed in June 2010.  The gravity survey was conducted for lithium brine exploration over claims Lithium Property claims. The purposes of the survey was to map depth to bedrock or thickness of sediments, map any geologic structures that may be significant to the occurrence of lithium brine, and provide information for the selection and design of additional geophysical surveys.

Interpretation of the modeled gravity data indicates several areas with increased bedrock depths or lower bedrock elevations. These areas may be conducive for concentration of lithium-bearing brines, but the presence, dip and continuity of aquifer beds plus the detailed mapping of any structures both within the sedimentary section and bedrock should be determined through high resolution geophysical means prior to drilling. There are two geophysical approaches recommended in areas selected from the gravity survey: 1) controlled-source audiomagnetotellurics / magnetotellurics (CSAMT/MT) surveys, and 2) reflection seismic surveys.

It is recommended that the CSAMT/MT surveys be conducted first because they will determine if conductive zones, possibly indicative of lithium-bearing brines, are present and continuous. Additionally these surveys may help define aquifer dip. The location(s) of the reflection seismic survey line(s) will be determined from the combined results of the gravity and CSAMT/MT surveys. Reflection seismic is expensive so the survey lines should be placed in the optimum locations. The dip and continuity details of possible lithium-bearing brine beds (e.g., perhaps similar to the Main Ash and Lower Gravel Aquifers in Clayton Valley, amongst others) and structure mapping both within the aquifers and bedrock will be accomplished with the reflection seismic surveys.

The Company is required to undertake a total of a further $914,000 worth of work on the Lithium Property.  The next steps for exploration, over the next year, are expected to be further gravity survey work to expand and detail the property coverage, followed by the CSAMT / MT survey.  Total cost of these steps is estimated at less than $200,000, and will be undertaken by Hasbrouck Geophysics, Inc., and managed by GeoXplor Inc.   If the results are positive for the CSAMT / MT survey, we would expect to proceed directly to drilling, the costs of which is unknown at this time, but likely within our work program requirements.

As of July 31, 2010, the exploration has provided positive indications that additional exploration is warranted, but there are no known or proven reserves, and substantial additional exploration work must be undertaken on the Lithium Property.

At present, the Company does not have sufficient funds for the planned exploration program, and would need to raise additional capital either through obtaining additional loans, or through the sale of its common stock.  While no specific agreements are yet in place, the Company expects to be able to raise the required funds for these next 2 phases of the program, though this cannot be assured.

Uravan Claims, San Juan Country, Utah (“Van-Ur Property”)

Claims

On December 24, 2009, we entered into a purchase agreements with GeoXplor Corp.  Under the agreement, we have been granted an exclusive exploration license in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the "Van-Ur Agreement"). Pursuant to the Van-Ur Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to our company and shall retain a 2% royalty, on which we shall have the option to purchase one-half, or 1%, for $1,000,000.

Our required payments and work commitments are as follows:

(1)	make cash payments of $480,000 over a four year period, of which initial payments of $80,000 have been made as of July 31, 2010, and remaining payments are as follows

o	$100,000 on the 1st year anniversary of 15 December 2010 ;
o	$100,000 on the 2nd year anniversary of 15 December 2011;
o	$100,000 on the 3rd year anniversary of 15 December 2012;
o	$100,000 on the 4th year anniversary of 15 December 2013;

(2)	issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 250,000 are to have been issued as of July 31, 2010, and;

o	250,000 on the 1st year anniversary of 15 December 2010;
o	250,000 on the 2nd year anniversary of 15 December 2011;
o	250,000 on the 3rd year anniversary of 15 December 2012;

All outstanding share issuances due and payable under this agreement have been issued subsequent to the year end.

(3)	before the expiration of 4 years from 24 December 2009, expend a minimum of $1,000,000 in mineral exploration and development, according to the following schedule:

o	$100,000 before the 1st year anniversary of 15 December 2010;
o	$150,000 before the 2nd year anniversary of 15 December 2011;
o	$350,000 before the 3rd year anniversary of 15 December 2012;
o	$400,000 before the 4th year anniversary of 15 December 2013;

As of July 31, 2010, $9,494 had been expended, leaving $90,506 to be expended prior to 15 December 2010.

The claim block contains 66 vanadium-uranium mineral lode claims, situated in San Juan County, Utah, comprising a surface area of 12,800 acres.

Location and Access

The Uravan Property is located in the northeast corner of San Juan County approximately 40 miles southeast of Moab, Utah. The area is sparsely populated with a small village of La Sal, Utah, about 10 miles west of the claim block. Utah Highway 46, an all-weather paved road provides access to the southern region of the mineral claims. A network of forests roads, drill access roads and jeep trails make most of the claim block accessible year around.

The climate of San Juan County is semi-arid with minor precipitation. The average annual precipitation is 12.83 inches with an average snowfall of 44.5 inches. The snowfalls during November to May occasionally reach 15 inches or more. The Uravan Property is located in the high desert ecosystem with erosional landscape exposing the sandstone formations. Deep canyons with canyon walls composed of alternating erosion-resistant benches and highly erodible slopes, and broad flat benches are the predominant landscape features. Vegetation consists of greasewood, salt bush, rabbit bush with willows and cottonwood in the drainage area.

Regional & Property Geology

The Uravan Mineral claims are located within the Colorado Plateau near the Utah-Colorado border. The Colorado Plateau is a broad area of regional uplift consisting mainly of flat-lying Paleozoic, Mesozoic and Cenozoic sedimentary rocks. The strata is gently folded and faulted by uplift, intrusion and collapse of plastic evaporite formations on the east and by intrusion of laccolithic complexes now composing the La Sal Mountains on the west.

The uranium-vanadium deposits in the La Sal quadrangle occur in the uppermost sandstone of the Salt Wash Member of the Morrison Formation. The ore bearing sandstone range in thickness from a few feet to 100 feet. The sandstone is a medium to fine grained quartzose interbedded with siltstone and mudstone. Near the uranium-vanadium mineralization, the sandstone is white, light gray or light brown, and the siltstone and mudstone are usually light green or gray green.

The uranium-vanadium deposits mined in the nearby producing mines occur in the uppermost sandstone beds within the Salt Wash member of the Morrison Formation. This unit is commonly called the ore-bearing sandstone or third rim in reference to its position above the Entrada Sandstone.

The ore-bearing sandstone is composed of a single broad lens of cross-laminated sandstone ranging from 0 to 30 feet in thickness. In others area it is composed of overlapping sandstone lenses which have a combined thickness of 30 to 100 feet. The cross-laminated sandstone appears to have been deposited in a flood-plain environment. Scour and fill bedding consisting of cross-bedded sandstone lenses truncated by and direct contact with other truncated lenses separated by thin discontinuous mudstone lenses or mudstone conglomerate. Fragments of fossil wood are abundant in the scour and fill beds and occur either along the bedding planes or in pot like masses called “trash pockets”.

Exploration

A radon survey was completed on the Uravan Mineral Claims during September, 2009. The theory of radon soil surveys is based on the element radon which is a radioactive daughter product of uranium decay. Radon is produced by the radioactive decay of radium, a product of uranium and thorium decay in rocks and soils. Theoretically, radon-222 concentrations in soil should be directly related to the uranium content of the minerals in the soil and rocks. Radon is a daughter product of uranium-238 and a non-reactive, highly mobile gas that migrates away from the site of its uranium parent by diffusion and advection along joints, faults, and intergranular permeable pathways.

The magnitude of a radon anomaly associated with a parent concentration of uranium will be due to the size and grade of the parent body. Dispersion and dilution along the pathways to the surface increase the size of the radon footprint but also reduce the magnitude. The location of the anomaly relative to the uranium body will be strongly influenced by the orientation of the pathways to the surface.

The radon survey uses a system that measures the radon by utilizing an ion chamber with a electrically charged Teflon, called an electret, located inside an electrically conducting plastic chamber of known air volume. The electrets serve as a source of high voltage needed for the chamber to operate as an ion chamber. It also serves as a sensor for the measurement of ionization in air. The ions produced inside the sensitive volume of the chamber are collected by the electrets causing a depletion of charge. The measurement of the depleted charge during the exposure period is a measure of integrated ionization during the measurement period. The electrets charge is read before and after the exposure using a specially built non-contact electret voltage reader.

The Uravan mineral claims radon survey consisted of 101 readings with a minimum reading of 0.35 and a maximum reading of 27.75. The median reading was 6.75 with a midrange of 14.05. The grid results were then contoured and presented in the attached report. Proposed drill locations have also been located and presented on the following map.

The preliminary radon survey data indicates an anomalous east-west radiometric trend. The size of the anomalies appears to be similar to the size of the high grade vanadium-uranium beds mined from the Firefly, Gray Daun and Vanadium Queen Mine. A detailed radon survey would define drill targets and thereby, delineate tonnage and grade within the Uravan Claim Block.

Data compiled from mining activity and regional studies indicates ground considered favorable for Vanadium-Uranium mineralization has the following features:

•	Sandstone beds over 30 feet in thickness with a light brown to light gray color with a medium to fine grain size.
•	The sandstone contains carbonaceous material and a gray or grayish-green mudstone.
•	The beds contain mudstone as a film, pebbles or seams.
•	The sandstone is overlain by gray, greenish-gray or green mudstone

The next steps for exploration, together with estimated costs, are as follows:

•
The Vanadium-Uranium Channel in the La Sal area has produced ore from the uppermost sandstone unit of the Salt Wash Member of the Morrison Formation. The deposits occur in lenticular channel type sandstone beds that are over 30 feet in thickness. Therefore, it is recommended that a detailed geological mapping program over the Uravan claim block be completed with emphasis on the delineation of sandstone beds that have a light brown, white, or light gray color with a thickness over 30 feet. Special attention should be given to areas that have a green or gray mudstone overlying the sandstone beds.

o	Projected Costs $25,000.00

•
Based on the preliminary radon survey data, recommendations are made to complete a detail radon survey with 50 meter line spacing and 50 meter station intervals. This would define areas of anomalous radon readings and combined with the geological mapping program would create drill targets to define the continuation of the Vanadium Queen-Firefly vanadium/uranium channel.

o	Projected Costs $75,000.00

•
Historical data and preliminary radon survey data indicate a 10,000 ft drill program would be required to define the grade and tonnage of the Vanadium Queen-Firefly channel that is projected to extend under the Uravan Mineral Claims. The estimated costs for the drill program are:

o	Rehab of Access and Drill Roads $10,000.00
o	Rotary Drilling (10,000 ft @ $15.00/ft) $150,000.00
o	Radiometric Logging of Drill Holes (10,000 ft @ $1.50/ft) $15,000.00
o	Chemical analysis of Drill Samples $20,000.00
o	Geological Supervision and Report Compilation $25,000.00
o	Total: $220,000

The Company is required to undertake a total of a further $990,000 worth of work on the Van-Ur Property.  The next steps for exploration, over the next year, are expected to be at least the first two above noted programs, costing approximately $100,000, to be undertaken and/or managed by GeoXplor Corp. If the results are positive for these first two phases, we would expect to proceed to drilling, the costs of which are estimated at $220,000, which is within our work program requirements.

As of July 31, 2010, the exploration has provided positive indications that additional exploration is warranted, but there are no known or proven reserves, and substantial additional exploration work must be undertaken on the Van-Ur Property.

At present, the Company does not have sufficient funds for the planned exploration program, and would need to raise additional capital either through obtaining additional loans, or through the sale of its common stock.  While no specific agreements are yet in place, the Company expects to be able to raise the required funds for these next 2 phases (pre-drilling) of the program, though this cannot be assured.

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

ITEM 4.     [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol “FLPC”

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2010 (no quotes are available for the previous fiscal year as our stock had not traded):

For the Quarter ended	High	Low
October 31, 2009 (partial)	$0.10	$0.10
January 31, 2010	$0.10	$0.10
April 30, 2010	$1.05	$0.15
July 31, 2010	$1.02	$0.30

The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of our Common Stock

On November 11, 2011 the shareholders’ list of our common stock showed 9 registered shareholders and 76,210,790 shares outstanding.

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

Recent Sales of Unregistered Securities

On March 11, 2010, the Company closed a private placement for 720,000 units for gross proceeds received through to July 31, 2010 of $260,000 of $360,000 total.  Each unit consists of one common share and one share purchase warrant.  Each whole common share purchase warrant shall entitle the holder to purchase one share of common stock in the capital of our Company for a period of twenty-four months from closing at a price of $0.50 per warrant share.  As of July 31, 2010 these shares and warrants had yet to be issued, though were issued subsequently.

The 720,000 shares were in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person.  The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  No commissions or finder’s fees were paid by the Company in connection with the issuance of these shares.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services to be provided. Compensation expense is calculated by dividing the number of days for which services were provided by 365, multiplying by the number of shares issuable under the contract (250,000), then multiplying by the average closing share price for the entire duration of the calculation.  Prior periods expensed are deducted from a current period calculation to determine current period expenses.  As of July 31, 2010, these shares of common stock have not been issued, but have been issued subsequent to the fiscal year end.

On May 3 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to Mr. Hoak pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended July 31, 2010, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Liquidity & Capital Resources

As an exploration stage Company, we have had no revenues for the period from inception (May 28, 2007), through July 31, 2010.  We expect to incur substantial costs while we continue to undertake exploration work on our properties, in addition to meeting our ongoing corporate obligations and debt servicing.  As of July 31, 2010, we have $179,791 ($138 – 2009) in cash, which is insufficient to meet our current liabilities which total $376,003 at July 31, 2010 ($9,205 – 2009), nor does it meet our anticipated additional operating and property related costs noted below.

Accordingly, we will require additional funds to implement our exploration and development programs, and to meet our other pending obligations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable in the forthcoming fiscal year and beyond. We need to raise additional funds in the near future in order to proceed with our exploration program.

In fiscal year 2010/2011 we anticipate that based on meeting our known obligations for general operations and for maintaining our two agreements current, we will be required to expend the following cash amounts:

Amount
General operating costs	$25,000
Professional Fees	50,000
Consulting Fees	60,000
Property Acquisition Costs - Lida Valley	75,000
Property Acquisition Costs - Uravan	100,000
Exploration / Maintenance Costs – Lida Valley (1)	15,000
Exploration / Maintenance Costs – Uravan (2)	90,500
$200,000 and $50,000 Promissory notes due December 31, 2010 and March 15, 2011, respectively, plus 10% interest.	280,000
Total	$695,500

(1)
The Company was required to expend $100,000 in exploration work on the Property prior to December 15, 2010, of which approximately $85,000 has been completed as at July 31, 2010.  Note that a further $150,000 is required to be expended prior to December 15, 2011, $350,000 prior to December 15, 2012, and $400,000 prior to December 15, 2013.

(2)
The Company was required to expend $100,000 in exploration work on the Property prior to December 15, 2010, of which approximately $9,500 has been completed as at July 31, 2010.  Note that a further $150,000 is required to be expended prior to December 15, 20111, $350,000 prior to December 15, 2012, and $400,000 prior to December 15, 2013.

If we are to acquire additional properties, or undertake additional operational activities, we would be required to raise additional capital.  There can be no assurance that we will be successful in raising the capital required to fund our planned expenditures or other additional activities.

Results of Operations

Our revenues since inception (March 28, 2007) to date have been $nil.   For the fiscal year ended July 31, 2010, our loss from operations increased substantially to $383,203, from $20,196 in the prior year.

This increase was due almost entirely to the acquisition and development of the Company’s two mineral properties in the current fiscal year, and the associated legal, accounting and administration costs associated with the acquisition, and additional administration costs which ensued from bringing on additional consultants to manage the Company’s operations.  In particular, as a result of the above, exploration costs were $106,691 ($nil – 2009), consulting fees were $206,058 ($nil – 2009), accounting and audit fees were $16,900 ($9,500 – 2009), and legal fees were $20,014 ($3,024 – 2009).

We have suffered recurring losses from operations. The continuation of our Company is dependent upon our Company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have successfully raised additional capital through equity offerings and loan transactions in the past, and presently believe we will be able to do so in the future, though we can offer no assurance of this outcome as no specific arrangements are in place.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

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

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada
June 13, 2011

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2010 AND 2009

	July 31, 2010	July 31, 2009
ASSETS
CURRENT ASSETS:
Cash in bank	$179,791	$138
Prepaid consulting fees	121,415	-
Total current assets	301,206	138

PROPERTY AND EQUIPMENT:
Deposit on mineral properties	195,000	-
Total property and equipment	195,000	-

TOTAL ASSETS	$496,206	$138

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable – trade	$33,572	$4,705
Accounts payable – related parties	57,168	-
Accrued liabilities	25,502	3,500
Due to stockholder	9,761	1,000
Loan payable	250,000	-

Total current liabilities	376,003	9,205

Total liabilities	376,003	9,205

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 68,425,000 and 68,175,000 shares issued and outstanding in 2010, and 2009, respectively	68,425	68,175
Additional paid in capital	195,500	8,250
Common stock payable	324,973	-
Deficit accumulated during the exploration stage	(468,695)	(85,492)
Total stockholders' equity (deficit)	120,203	(9,067)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$496,206	$138

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative from
	July 31,		Inception (March 28, 2007)
	2010	2009	to July 31, 2010

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	106,691	-	106,691
General and administrative-
Accounting and audit fees	16,900	9,500	34,400
Legal fees – other	20,014	3,024	38,205
Transfer agent fees	1,311	1,450	15,280
SEC filing fees	620	4,622	9,395
Consulting fees	206,058	-	206,058
Office rent	1,440	1,441	4,321
Legal fees – Incorporation fees	-	-	475
Bank and currency exchange fees (gains)	(4,477)	159	(4,064)
Office supplies and miscellaneous	20,268	-	20,356
Total general and administrative expenses	368,825	20,196	431,117

LOSS FROM OPERATIONS	(368,825)	(20,196)	(431,117)

OTHER EXPENSE:
Interest expense	(14,378)	-	(14,378)

NET LOSS	$(383,203)	$(20,196)	$(445,495)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	68,229,795	68,175,000

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2010

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Exploration
	Shares	Amount	Capital	Payable	Stage	Totals

Balance – March 28, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	43,200,000	43,200	-	-	(23,200)	20,000
Net loss for the period	-	-	-	-	(520)	(520)
Balance - July 31, 2007	43,200,000	43,200	-	-	(23,720)	19,480
Common stock issued for cash	24,975,000	24,975	21,525	-	-	46,500
Deferred offering costs	-	-	(13,750)	-	-	(13,750)
Forgiveness of related party debt	-	-	475	-	-	475
Net loss for the period	-	-	-	-	(41,576)	(41,576)
Balance July 31, 2008	68,175,000	68,175	8,250	-	(65,296)	11,129
Net loss for the period	-	-	-	-	(20,196)	(20,196)
Balance July 31, 2009	68,175,000	68,175	8,250	-	(85,492)	(9,067)
Common stock subscribed for cash- 720,000 shares	-	-	-	260,000	-	260,000
Common stock to be issued for services	-	-	-	64,973	-	64,973
Common stock issued for services	250,000	250	187,250	-	-	187,500
Net loss for the period	-	-	-	-	(383,203)	(383,203)
Balance July 31, 2010	68,425,000	$68,425	$195,500	$324,973	$(468,695)	$120,203

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
	July 31,		(March 28, 2007)
	2010	2009	To July 31, 2010
OPERATING ACTIVITIES:
Net loss	$(383,203)	$(20,196)	$(445,495)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Debt forgiven	-	-	475
Stock subscribed and issued for consulting services	131,241	-	131,241
Changes in net assets and liabilities -
Accrued interest	14,378	-	14,378
Prepaid	(183)	-	(183)
Accounts payable - Trade	28,867	4,505	33,572
Accrued liabilities	7,624	(120)	11,124
Accounts payable – related parties	57,168	-	57,168
NET CASH USED IN OPERATING ACTIVITIES	(144,108)	(15,811)	(197,720)

INVESTING ACTIVITIES:
Deposit on mineral properties	(195,000)	-	(195,000)
NET CASH USED IN INVESTING ACTIVITIES	(195,000)	-	(195,000)

FINANCING ACTIVITIES:
Proceeds from unit subscriptions	260,000	-	260,000
Proceeds from the issuance of common stock	-	-	66,500
Proceeds from former shareholder loan	8,761	1,000	9,761
Proceeds from loan	250,000	-	250,000
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	518,761	1,000	572,511

NET INCREASE (DECREASE) IN CASH	179,653	(14,811)	179,791

CASH – BEGINNING OF PERIOD	138	14,949	-
CASH – END OF PERIOD	$179,791	$138	$179,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Change in prepaid	$121,232	$-	$121,232

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

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

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

Recent Accounting Pronouncements

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

During the period from inception (March 28, 2007) through July 31, 2010, the Company was incorporated and issued 43,200,000 shares to its Directors for cash proceeds of $20,000.  In addition, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 32,400,000 shares of newly issued common stock in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on November 13, 2007, and declared effective on November 21, 2007.  On February 18, 2008, the Company completed an offering of its registered common stock as explained in Note 4.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

(2) Exploration Stage Activities and Going Concern (continued)

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be successful in the development of its product, sale of its planned product, and services that will generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss of $445,495 since inception and has no revenues to offset its operating costs.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

(4) Common Stock (continued)

On December 24, 2009, the Company agreed to issue 500,000 shares of common stock to GeoXplor Corp. pursuant to the Mineral Property Purchase Agreement (See Note 8 for additional information).  As of July 31, 2010, these shares have not been issued.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services to be provided. Compensation expense is calculated by dividing the number of days for which services were provided by 365, multiplying by the number of shares issuable under the contract (250,000), then multiplying by the average closing share price for the entire duration of the calculation.  Prior periods expensed are deducted from a current period calculation to determine current period expenses.  As of July 31, 2010, 104,795 shares valued at $64,973 had been earned and have yet to be issued.

On March 11, 2010, the Company subscribed 720,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable non-transferrable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twenty-four months commencing from closing.  As of January 31, 2011, the subscribed stock had not been issued and has been valued at $0.50 per share.  As of January 31, 2011, the shares had not been issued.

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

(5) Income Taxes

As of July 31, 2010, the Company had net operating loss carry forwards of $445,495 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

	Year Ended July 31,
	2010	2009
Deferred Tax Provision:
Net operating loss carryforward	$445,495	$62,292

Federal-
Total deferred tax assets	$155,923	$7,000
Less: Valuation allowance	(155,923)	(7,000)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of July 31, 2010 was $155,923. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of July 31, 2010.

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

On December 4, 2009, Mr. Glynn Garner was appointed President, Secretary, Treasurer, and a member of the board of directors of the Company.  Mr. Garner did not enter into any formal employment or consulting agreement at the time.  Subsequent to the end of the fiscal year ending July 31, 2010, the Company agreed to compensate Mr. Garner in the amount of $5,000 per month, commencing January 2010, for services provided in the capacity of President, Secretary and Treasurer, which amount was invoiced in a subsequent period.  Accordingly, $35,000 was accrued in consulting fees through to July 31, 2010.  A further $12,169 in expenses was incurred, resulting in a total $47,169 due and payable to the related party. Mr. Garner resigned all of his officer and director positions on December 28, 2010.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, who holds the position of Vice President Exploration with the Company. The Company was to issue 250,000 shares of common stock for services rendered. During the fiscal year ended July 31, 2010, $64,973 of consulting expense was recognized pertaining to the agreement. The 250,000 shares of common stock have not yet been issued.   Mr. Rud is also a principal with GeoXplor, with whom the Company has its two property purchase agreements.

On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500.  During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the pre-paid expense (initially $187,500 on inception) accordingly each period, which amount was

$66,268 for the period ending July 31, 2010, leaving a pre-paid expense balance of $121,232. A further 250,000 shares will become due in March 24, 2011 should Mr. Hoak remain as a director at that time.  The agreement also contains a provision for the payment of $2,500 a month during the term of the agreement, resulting in the additional amount of $10,000 being accrued through to July 31, 2010.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009

(8) Contracts and Agreements (continued)

One property purchase agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the “Lithium Agreement”). Under the Lithium Agreement, the Company is required to:

1.	Make cash payments of $490,000 over a four-year period
a.	Initial cash payments of $115,000 were made in November and December of 2009
2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period
a.	250,000 shares of common stock were issuable upon execution of the agreement (not issued as of July 31, 2010)
3.	Comply with a work commitment of $1,000,000 within four years of the date of the agreement.
a.	As of July 31, 2010, a total of $85,287 has been expended on exploration and claim maintenance activities.

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

All outstanding share issuances due and payable under the two agreements are to be issued in the 2nd reporting quarter.  There have been no notices of default to date provided to the Company under the agreements in respect to the delivery of shares.

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

(9) Subsequent events

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

(9) Subsequent events (continued)

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

Subsequent to the fiscal year ending July 31, 2010, all shares and warrants that were not issued as of the fiscal year end, have been issued.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended July 31, 2010 and 2009, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of July 31, 2010, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of July 31, 2010:

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

Management's Remediation Initiatives

As of July 31, 2010, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended July 31, 2010, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position	Appointment
Glyn Garner	50	President and Director	Dec 4, 2009
John Rud	71	Vice President Exploration	Mar 1, 2010 – present
John Hoak	59	Director	May 3, 2010 - present

Mr. Glyn Garner, President, Secretary, Treasurer, Director

Mr. Garner owned a successful general contracting company in London, England.  Since 1996 to date, Mr. Garner owns and operates Black and White Construction in Antigua, Dominica, St. Marten and St. Kitts where he builds high end homes and developments.

Mr. John Rud, Vice President Exploration

John Rud has amassed over 50 years of experience in identifying, exploring and processing a wide variety of mineral deposits. Mr. Rud holds a Bachelor of Science degree and a Master of Science degree in Geology from the University of Oregon. For the past five years, he has concentrated on uranium properties and production. His lifelong experience in all aspects of putting mining properties in production makes him a unique Company resource.

Formerly employed at AZCO Mica, Inc., where he served as a marketing director, Mr. Rud was responsible for the design and construction of a wet-ground mica plant. Along with hiring all personnel and contractors, he oversaw equipment procurement and supervised all corporate marketing activities.

Mr. Rud is also the former president and director of Gentry Steel Inc., a position that required him to govern day-to-day operations of the public listed company. The corporation is presently completing the mine permitting, the purchasing of land for the processing plant, and procuring the mining and processing equipment for a 30-million pound per year high-grade iron oxide pigment operation. A brief summary of Mr. Rud's recent mine development experience is as follows:

•
Marketing Director (AZCO Mica, Inc.) Responsible for the design and construction of a wet ground mica plant. Hired all personnel and contractors. Procurement of equipment. Supervised all marketing activities regarding the wet ground mica product. Mill currently in operation and producing a wet ground mica product.

•
President/Director (Gentry Steel Inc.) Responsible for managing the day-to-day operations of the public company. Company is presently completing the mine permitting, purchasing land for the processing plant, and procuring the mining and processing equipment for a 30 million pound per year high-grade iron oxide pigment operation.

•
President/Geologist (Aimco Consolidated) Supervised geological mapping of the Gentry Iron Ore Deposit. Supervised Core drilling program to delineated ore reserves. Completed a feasibility program to determine the economic merits of the iron ore deposit.

•	Geologist Located and evaluated a porphyry copper deposit in the Picacho Mountain, Pinal County, AZ. Leased property to Cyprus Metals Corporation.
•
Geological Consultant Designed and constructed a 24 TPD portable column flotation plant. The portable plant was equipped with fine ore feeder, grinding circuit, computer controlled flotation column, drying and bagging facilities.

John Hoak, Director

Mr. Hoak has 30 years of diversified experience in construction, oil & gas and minerals development and underground mining and drilling operations.  He is a founder, Chief Executive Officer and Executive Director of New Era Petroleum, LLC of Sheridan, Wyoming. He was a founder and Executive Director of Rock Well Petroleum, serving as Chief Operating Officer and then as Chief Executive Officer. He was Managing Partner of Mine Management Services, LLC, in Bozeman, Montana; Vice President, Operations of Oil Recovery Enhancement LLC, Bozeman, Montana; Managing Partner of the Jardine Group LLC, Gardiner, Montana; Senior Operations & Environmental Officer and Mine General Manager at the Mineral Hill Mine, Jardine, Montana. Mr. Hoak received a B.Sc in Environmental studies (Magna Cum Laude, Departmental Research Honors) from Allegheny College in Meadville, Pennsylvania.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending July 31, 2010, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Glyn Garner	CEO, President and Director	-	1	-
John Hoak	Director	1	-	-
John Rud	Vice President, Exploration	1	-	-

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2010 and 2009 are set out in the summary compensation table below:

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

  (Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glyn Garner (1)	2010	35,000	0	0	0	0	0	0	$35,000
Hossein Mohseni (2)	2010	0	0	0	0	0	0	0	0
Hossein Mohensi	2009	0	0	0	0	0	0	0	0
John Rud (3)	2010	0	0	$64,973	0	0	0	0	$64,973

(1)
Mr. Garner has been our President and a Director since December 4, 2009.  Subsequent to the fiscal year ending July 31, 2011, Mr. Garner invoiced the Company for the amount of $35,000, representing amounts payable from January through July 2010, at $5000/month, which amounts were accrued during the period.

(2)	Mr. Mohseni resigned as our President and a Director on December 4, 2009.
(3)
John Rud has held the position of Vice President, Exploration, since Mar 1, 2010.  As part of Mr. Rud’s consulting contract commencing March 1, 2010, he was to have been issued 250,000 shares.  As of July 31, 2010, the shares had not been issued, but an amount of $64,673 was expensed as consulting fees, and stock payable account was reduced accordingly.

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment agreements with our Directors and officers.

In order to undertake the operations of the Company, the Company has entered into consulting agreements with individuals to provide required services to the Company, with the particulars as follows.

•
On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services to be provided. As of July 31, 2010, these shares of common stock have not been issued.

•
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

•
On December 4, 2009, Mr. Glynn Garner was appointed President, Secretary, Treasurer, and a member of the board of directors of the Company.  Mr. Garner did not enter into any formal employment or consulting agreement at the time.  Subsequent to the end of the fiscal year ending July 31, 2010, the Company agreed to compensate Mr. Garner in the amount of $5,000 per month, commencing January 2010, for services provided in the capacity of President, Secretary and Treasurer, which amount was invoiced in a subsequent period and accrued in the fiscal year.  Mr. Garner resigned all of his officer and director positions on December 28, 2010.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Glyn Garner	-0-	-0-	-0-	-0-	-0-
John Hoak (1)	$10,000	$42,830	-0-	-0-	-52,830-

(1)
Mr. Hoak was appointed a director of the Company on May 3, 2010, effective March 24, 2010, and as part of a consulting agreement entered into for the provision of services, including that of acting as a director, Mr. Hoak was issued 250,000 shares, and was entitled to earn $2,500 / month.  Note that the compensation expense for the stock issuance is calculated based on the services provided from the effective date through to the end of the fiscal year.  Monthly compensation was accrued but not paid for the months of April, May, June and July 2010.

During the most recent fiscal year, no directors were provided any compensation except as noted above or under Summary Compensation.

The Company has made no arrangements for the cash remuneration of its directors except as noted above, and to the extent that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf. No further remuneration has been paid to the Company’s directors for services to date, other than the stock awards granted as disclosed in the table above.

Compensation Committee

We do not currently have a compensation committee. The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer. For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of November 11, 2011, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Glyn Garner	43,200,000	56.68%
Common Stock	John Hoak	500,000	0.66%
Common Stock	John Rud	500,000	0.66%
All officers as a Group		44,200,000	57.0%

(1)	Based on 76,210,790 shares of our common stock outstanding.

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

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Etania Audit Group P.C. (previously Davis Accounting Group P.C.) and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Filed herewith
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Filed herewith
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	November 11, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 11, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Date:	November 11, 2011	By:	/s/ John Hoak
		Name:	John Hoak
		Title:	Director