Form 10-K
period 2011-07-31
First Liberty Power Corp
filed 2011-11-15
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $10,661,850 (based on 24,975,000 shares held by non-affiliates and a January 31, 2011 closing market price of $0.43 per share) as of January 31, 2011 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

76,210,790 shares of common stock issued and outstanding as of November 11, 2011

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

None

ITEM 1.       BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify commercially viable resources on our exploration properties;
•	risks related to the large number of established and well-financed entities that are actively competing for limited resources within the mineral property exploration field;
•	risks related to the failure to successfully manage or achieve growth of our business if we are successful in identifying a viable mineral resource, and;
•	other risks and uncertainties related to our business strategy.

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

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "First Liberty" mean First Liberty Power Corp., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 7251 W. Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128.  Our telephone number is 800-709-1196.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FLPC".

We were incorporated in the State of Nevada under the name “Quuibus Technology, Inc.” on March 28, 2007, to engage in the business of developing and offering a server-based software product for the creation of wireless communities.  Due to an inability to commence viable operations in the software production industry, new management of the Company began to evaluate various business alternatives available to us.

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

On December 24, 2009, we entered into two purchase agreements with GeoXplor Corp. (“GeoXplor”). Under the agreements, we have been granted an exclusive exploration license in regards to the mineral properties described in the agreements. One agreement is in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the "Lithium Agreement"), and one agreement is in regards to claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the "Van-Ur Agreement").

On February 3, 2011, we entered into and closed a property acquisition and exploration rights agreements with New America Energy Corp. (“NECA”) for the claims identified within the Van-Ur Agreement, under which we retained certain residual and recovery rights to the claims. Certain payments due to the Company on June 3, 2011 were not paid, and on August 1, 2011, with an effective date of May 31, 2011, the parties executed an extension to the agreement, extending due dates through to October 3, 2011.  As of the date of the filing of this Annual Report, the outstanding payments have not been delivered by NECA, and we have not exercised our rights to recovery under the agreements, therefore the claims have fully reverted back to GeoXplor Corp.

The claims identified in the Lithium Agreement are situated on undeveloped raw land.  We have undertaken exploration on these claims, and intend to undertake further exploration in the hope of finding commercially viable deposits of Lithium / Lithium Carbonate.  This will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become our principal products.

Our exploration program will be exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

Should we be successful in raising sufficient funds in order to conduct our additional exploration programs, the full extent and cost of which is not presently known beyond that required by our proposed drilling program and mandatory work programs as noted below, and such exploration programs results in an indication that production of our minerals of interest is economically feasible, then at that point in time we would make a determination as to the best and most viable approach for mineral extraction.

As all of our minerals of interest are commodity products, they are expected to be readily saleable on an open market at then current prices, therefore we foresee no direct competition per se for the selling of our products, should we ever reach the production stage.  However, we would be competing with numerous other companies in the region, in the state of Nevada, in the country, and globally, for the equipment, manpower, geological expertise, and capital, required to fund, explore, develop, extract, and distribute such minerals.

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

We intend to subcontract exploration work out to third parties, which are identified below in our more detailed discussions.  We intend to use the services of subcontractors for manual labor exploration work.

Employees

We have not entered into employment agreements with the officers or directors of the Company.

In order to undertake the administrative and management operations of the Company, the Company has entered into consulting agreements to provide required services to the Company, with the particulars as follows.

•
On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  By mutual consent, this agreement was extended for an additional year under the same terms and conditions.

•
On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012.

•
On December 4, 2009, Mr. Glynn Garner was appointed President, Secretary, Treasurer, and a member of the board of directors of the Company.  Mr. Garner did not enter into any formal employment or consulting agreement at the time.  Mr. Garner resigned all of his officer and director positions on December 28, 2010, effective January 1, 2011.

•
On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer.   The services of Mr. Nicholson are provided to the Company through an agreement with LTV International Holdings Ltd., a company to which Mr. Nicholson also provides consulting services, entered into on July 2, 2011, effective November 15, 2010.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Executive Offices

The address of our principal executive office is 7251 W. Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128.  Our telephone number is 800-709-1196.

Mineral Properties

Lida Valley Claims, Esmeralda County, NV (“Lithium Property”)

Claims

On December 24, 2009, we entered into a purchase agreement with GeoXplor Corp.  Under the agreement, we have been granted an exclusive exploration license in regards to claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the "Lithium Agreement"). Pursuant to the Lithium Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to our company and shall retain a 3% royalty, on which we shall have the option to purchase 2%, for $1,000,000 each 1%.

Our required payments and work commitments are as follows:

(1)	make cash payments of $490,500 over a four year period, of which initial payments of $190,000 have been made as of July 31, 2011, and remaining payments are as follows

o	$100,000 on the 2nd year anniversary of 15 December 2011;
o	$100,000 on the 3rd year anniversary of 15 December 2012;
o	$100,000 on the 4th year anniversary of 15 December 2013;

Of the $190,000 paid to date, $75,000 was paid via the issuance of 179,426 shares of the Company.

(2)	issue a total of 1,000,000 restricted shares of common stock over a three year period, of which 500,000 have been issued as of July 31, 2011, and;

o	250,000 on the 2nd year anniversary of 15 December 2011;
o	250,000 on the 3rd year anniversary of 15 December 2012;

(3)	before the expiration of 4 years from 24 December 2009, expend a minimum of $1,000,000 in mineral exploration and development, according to the following schedule:

o	$100,000 before the 1st year anniversary of 15 December 2010;
o	$150,000 before the 2nd year anniversary of 15 December 2011;
o	$350,000 before the 3rd year anniversary of 15 December 2012;
o	$400,000 before the 4th year anniversary of 15 December 2013;

As of July 31, 2011, $230,511 had been expended.  In August 2011, a further $10,125 was expended, leaving $9,364 to be expended prior to 15 December 2011.

The claim block contains 76-180 acre unpatented Placer claims and 8-80 acre placer claims, situated in Esmeralda Country, Nevada, comprising a surface area of 12,800 acres (“Lithium Property”).  The NMC numbers are 1012555 through 1012557, and 1012477 through 1012554.   Certain non-material claims (18 claims) have not been renewed in 2011, as they are intersected by a roadway, and are not believed to be relevant to the exploration and, ultimately, processing process.   This will be further reviewed upon additional exploration work being completed.

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

Exploration

In March of 2010, the Company commissioned a gravity survey on the Lithium Property, total cost of $85,287, undertaken by Hasbrouck Geophysics, Inc. of Prescott, Arizona, which report was completed in June 2010.  The gravity survey was conducted for lithium brine exploration over claims Lithium Property. The purpose of the survey was to map depth to bedrock or thickness of sediments, map any geologic structures that may be significant to the occurrence of lithium brine, and provide information for the selection and design of additional geophysical surveys.

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

In order to further detail on the above gravity survey, a 2nd gravity survey was commissioned for a cost of $22,000, which was completed in August 2010.

Based on the positive indicators found from the two gravity survey reports, two geophysical approaches were recommended in areas selected from the gravity surveys: 1) controlled-source audiomagnetotellurics / magnetotellurics (CSAMT/MT) surveys, and 2) reflection seismic surveys. It was recommended that the CSAMT/MT surveys be conducted because they will determine if conductive zones, possibly indicative of lithium-bearing brines, are present and continuous. Additionally these surveys may help define aquifer dip.

Based on the above recommendation, the Company engaged GeoXplor, in association with Hasbrouck Geophysics, Inc., to undertake the CSAMT/MT surveys.  The work was completed and a report provided to the Company in February 2011, for a total cost of $112,500.  As with the previous two geophysical surveys conducted, the results were positive, and include having identified areas of potential lithium brine deposits. The mapping indicated a geologic stratigraphy and structure relative to the occurrence of lithium brine, and identified conductors that are thought to be representative of lithium-bearing brine, thus providing information for the selection and design of additional geophysical surveys or the identification of drilling locations.

Collectively, the three reports show several clear targets for further exploratory investigations. Drilling targets in both the southern end of the Property and in the northern area of the playa have been located based on the identification of several areas showing areas of low resistivity. The complete reports from Hasbrouck Geophysics from all exploration stages on the Property are currently available at the Company’s website, www.firstlibertypower.com.

Based on these results, in May 2010, the Company determined that the best and most efficient approach is to bypass seismic surveys, and proceed directly to a 3 – 5 hole drilling program, and therefore requested a work program estimate from GeoXplor, which has now been presented to the Company in October 2011.  The drill program, estimated at 3000m total, will target areas of significant Lithium brine potential identified by the Company's exploration program (i.e., areas marked by gravity lows and low resistivity) through certain initial holes followed by the remaining holes depending on first results. By penetrating the formations comprising the basin fill in the Lithium Property, the drill results will allow the Company to identify the concentration, if any, of Lithium and other constituents in the groundwater in these target zones. GeoXplor Corp., who will perform the drilling, estimates that each hole will require one week's time, with a budgeted cost of $343,000.

The Company is required to undertake a total of approximately $750,000 worth of work on the Lithium Property prior to December 2013.  The next steps for exploration, over the next year, are expected to be the drill program as indicated above.  If the results are positive for the drill program, we will base our next phase exploration program on those results, though we would expect additional drilling to be involved.

As of July 31, 2011 and to date, the exploration work undertaken has provided continued positive indications that additional exploration is warranted, but there are as of yet no known or proven reserves, and substantial additional exploration work must be undertaken on the Lithium Property in order to determine if a commercially viable reserve does exist.

At present, the Company does not have sufficient funds for the planned drill program, and would need to raise additional capital either through obtaining additional loans, or through the sale of its common stock.  While initial arrangements have been made to accomplish the raising of additional funds, and the Company expects to be able to raise the required funds for the next phases of the exploration program, our success in doing so cannot be assured.

Uravan Claims, San Juan Country, Utah (“Van-Ur Property”)

Claims

On December 24, 2009, we entered into a purchase agreements with GeoXplor Corp.  Under the agreement, we were granted an exclusive exploration license in regards to claim located in San Juan County, Utah, for Vanadium and Uranium exploration (the "Van-Ur Agreement"). Pursuant to the Van-Ur Agreement, upon the completion of the required payments and work commitments, GeoXplor would transfer title to the properties to our company and would retain a 3% royalty, on which we had the option to purchase 2%, for $1,000,000 for each 1%.  The claim block contains 66 vanadium-uranium mineral lode claims, situated in San Juan County, Utah, comprising a surface area of 12,800 acres (“Uravan Property”).

We completed initial payments under the Van-Ur Agreement, including $80,000 cash and the issuance of 250,000 shares, and incurred approximately $20,000 in exploration/maintenance costs. In December 2010, GeoXplor agreed to a 60 day extension to December 15, 2010 payment due under the agreement.  Prior to the expiry of this extension, on February 3, 2011, we entered into and closed a property acquisition agreement with New America Energy Corp. (“New America”) and GeoXplor Inc. Pursuant to the terms of the agreements, we granted an option, as well as exploration rights, to the Uravan Property, and we received the following payments and consideration from New America:

•
$10,000 on the execution of the agreement; $33,333 within 120 days of the execution of the agreement; $33,333 within 240 days of the execution of the agreement; and $33,334 within 360 days of the execution of the agreement;

•	500,000 shares of New America common stock; and
•	A 0.5% net smelter royalty on all net revenue derived from production from the Uravan Property.

If New America is unable to make any of the ongoing share issuances or payments under the agreements with GeoXplor and the Company, the property rights would revert to the Company who would be responsible for any remaining payments to GeoXplor which are as follows:

•
$50,000 on February 28, 2011; $50,000 on May 31, 2011; $100,000 on the 1st year anniversary of the agreement; $100,000 on the 2nd year anniversary of the agreement; $100,000 on the 3rd year anniversary of the agreement; and $100,000 on the 4th year anniversary of the agreement;

•
250,000 shares of common stock on or before the date one year from the date of the agreement; 250,000 shares of common stock on or before the date two years from the date of the agreement; and 250,000 shares of common stock on or before the date three years from the date of the agreement; and

•	A 2.5% net smelter royalty on all net revenue derived from production from the Uravan Property.

Pursuant to the terms of the Van-Ur Agreement, New America made cash payments in the amount of $10,000, and issued 500,000 shares of common stock to the Company and made cash payments in the amount of $50,000 and issued 500,000 shares of common stock to GeoXplor.

The payment of $33,333 due to the Company on June 3, 2011 and the payment of $50,000 due to GeoXplor on May 31, 2011 pursuant to the Van-Ur Agreement were not paid as due. The parties to the agreement verbally agreed to extend the payment due dates by 120 days and on August 1, 2011, with an effective date of May 31, 2011, the parties executed an extension agreement.  Under the terms of the extension agreement, during the 120 extension period commencing from May 31, 2011, GeoXplor has the right to solicit and accept offers by other parties on the property, in which case the Van-Ur Agreement will be terminated and neither New America nor the Company will have any further rights or interest in the Uravan property.  At any time prior to the expiration of the 120 day term either NECA or the Company could pay the required payments to GeoXplor.   Should neither NECA nor the Company pay the required payments under the agreement then the property will revert to GeoXplor unless further extended.

The extension agreement was lapsed on September 30, 2011, with neither New America nor the Company making additional payments; therefore the claims have fully reverted back to GeoXplor Corp.  We are considering entering into new negotiations with GeoXplor with respect to the claims, but have not yet done so.

Details on the Uravan Property are below for reference, while the Company undertakes to make a final determination on whether to proceed with the re-acquisition of the Uravan Property.

Location and Access

The Uravan Property is located in the northeast corner of San Juan County approximately 40 miles southeast of Moab, Utah. The area is sparsely populated with a small village of La Sal, Utah, about 10 miles west of the claim block. Utah Highway 46, an all-weather paved road provides access to the southern region of the mineral claims. A network of forests roads, drill access roads and jeep trails make most of the claim block accessible year round.

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

The ore-bearing sandstone is composed of a single broad lens of cross-laminated sandstone ranging from 0 to 30 feet in thickness. In other areas it is composed of overlapping sandstone lenses which have a combined thickness of 30 to 100 feet. The cross-laminated sandstone appears to have been deposited in a flood-plain environment. Scour and fill bedding consisting of cross-bedded sandstone lenses truncated by and direct contact with other truncated lenses separated by thin discontinuous mudstone lenses or mudstone conglomerate. Fragments of fossil wood are abundant in the scour and fill beds and occur either along the bedding planes or in pot like masses called “trash pockets”.

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

As of July 31, 2011, the exploration conducted to date has provided positive indications that additional exploration is warranted, but there are no known or proven reserves, and substantial additional exploration work must be undertaken on the Van-Ur Property.

The Company does not presently have sufficient funds to undertake a re-acquisition of the Uravan Property, nor for the planned exploration program that would be required, and would need to raise additional capital either through obtaining additional loans, or through the sale of its common stock.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol “FLPC”

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the two fiscal years ended July 31, 2011:

For the Quarter ended	High	Low
October 31, 2009 (partial)	$0.10	$0.10
January 31, 2010	$0.10	$0.10
April 30, 2010	$1.05	$0.15
July 31, 2010	$1.02	$0.30
October 31, 2010	$0.65	$0.30
January 31, 2011	$0.49	$0.18
April 30, 2011	$0.44	$0.165
July 31, 2011	$0.33	$0.11

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

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2011, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

On March, 2010, the Company subscribed 720,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing.  As of July 31, 2011, all stock and warrants had been issued.  The common stock subscribed has been valued at $0.50 per share.

On December, 2010, the Company subscribed 250,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing.  As of July 31, 2011, all stock and warrants had been issued.  The common stock subscribed has been valued at $0.50 per share.

The 720,000 and 250,000 shares were in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person.  The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  No commissions or finder’s fees were paid by the Company in connection with the issuance of these shares.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services to be provided. Compensation expense is calculated by dividing the number of days for which services were provided by 365, multiplying by the number of shares issuable under the contract (250,000), then multiplying by the average closing share price for the entire duration of the calculation.  Prior periods expensed are deducted from a current period calculation to determine current period expenses.  Mr. Rud’s agreement was extended by mutual verbal agreement for a further year under the same terms, incurring an obligation to issue a further 250,000 shares.  As of July 31, 2011, these 500,000 total shares of common stock had been issued.

On May 3 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock in March of 2010, and a further 250,000 shares for the second year of service were issued in July 2011.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares, total 1,000,000 to Mr. Hoak and Mr. Rud, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

•
On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011, Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer.   The services of Mr. Nicholson are provided to the Company through an agreement with LTV International Holdings Ltd., a company to which Mr. Nicholson also provides consulting services, entered into on July 2, 2011, effective November 15, 2010.

On July 2, 2011, we entered into a consulting agreement, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), whereby LTV agreed to provide to the Company the services of an executive to perform required services for the Company.  The agreement was effective November 15, 2010 and continues to November 15, 2012. In consideration for agreeing to provide such services, we have issued to LTV or its assigns 5,000,000 shares of our common stock in July 2011.

The 5,000,000 shares were in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person.  The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  No commissions or finder’s fees were paid by the Company in connection with the issuance of these shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended July 31, 2011, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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
Amount
General operating costs

Our Current Business

We are an exploration stage company engaged in the exploration of mineral properties.

Liquidity & Capital

As an exploration stage Company, we have had no revenues for the period from inception (May 28, 2007), through July 31, 2011.  We expect to incur substantial costs while we continue to undertake exploration work on our properties, in addition to meeting our ongoing corporate obligations and debt servicing.  As of July 31, 2011, we have $74,576 ($179,791 – 2010) in cash, which is insufficient to meet our current liabilities which total $439,009 at July 31, 2011 ($376,003 – 2010), nor does it meet our anticipated additional operating and property related costs noted below.

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

In fiscal year 2011/2012 we anticipate that based on meeting our known obligations for general operations and for maintaining our two agreements current, we will be required to expend the following cash amounts:

Amount
General operating costs	$100,000
Professional Fees	75,000
Consulting Fees	125,000
Property Acquisition Costs - Lida Valley	100,000
Exploration / Maintenance Costs – Lida Valley (1)	360,000
Promissory Note, due December 2011, including estimated interest	300,000
Total	$1,060,000

(1)
The Company was required to expend $250,000 in exploration work on the Property prior to December 15, 2011, of which approximately $240,000 has been completed as at October 31, 2011.  Note that a further $350,000 is required to be expended prior to December 15, 2012.

If we are to acquire additional properties, or undertake additional operational activities, we would be required to raise additional capital.  There can be no assurance that we will be successful in raising the capital required to fund our planned expenditures or other additional activities.

Results of Operations

Our revenues since inception (March 28, 2007) to date have been $nil.   For the fiscal year ended July 31, 2011, our net loss increased substantially to $740,098, from $383,203 in the prior year.

This increase was due almost entirely to additional shares and fees related to management consulting services, resulting in management and consulting fees of $613,274 in the current period, compared to $206,058 in the prior year.   Additional causes were in increase in direct exploration costs to $123,820 ($106,691 – 2010) due to further property exploration work, professional fees increased to $71,300 ($36,914 – 2010) mostly from increased investments in IR activities.   Note that the loss was offset by $155,000 gain on sale of mineral property ($nil – 2010) and a comprehensive loss of $75,000 ($nil – 2010).

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

Going Concern

In their audit report relating to our financial statements for the period ended July 31, 2011 and 2010, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXLORATION STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First Liberty Power Corp.

We have audited the accompanying balance sheets of First Liberty Power Corp. (An Exploration Stage Company) as of July 31, 2011 ad 2010 and the related statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2011 and 2010, and from inception (March 28, 2007) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Liberty Power Corp. (An Exploration Stage Company) as of July 31, 2011 and 2010, and the results of its operations and cash flows for the years ended July 31, 2011 and 2010, and from inception (March 28, 2007) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
November 14, 2011

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31, 2011	July 31, 2010
ASSETS
CURRENT ASSETS:
Cash in bank	$74,576	$179,791
Prepaids	550,317	121,415
Total current assets	624,893	301,206

PROPERTY AND EQUIPMENT:
Available for sale securities	175,000	-
Deposit on mineral property	240,000	195,000
Total property and equipment	415,000	195,000

TOTAL ASSETS	$1,039,893	$496,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$61,268	$33,572
Accounts payable – related parties	76,988	57,168
Accrued liabilities	40,992	25,502
Due to stockholder	9,761	9,761
Loan payable	250,000	250,000

Total current liabilities	439,009	376,003

Total liabilities	439,009	376,003

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 76,074,426 and 68,425,000 shares issued and outstanding in 2011, and 2010, respectively	76,074	68,425
Additional paid in capital	1,808,603	195,500
Common stock payable	-	324,973
Accumulated other comprehensive loss	(75,000)	-
Deficit accumulated during the exploration stage	(1,208,793)	(468,695)
Total stockholders' equity	600,884	120,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,039,893	$496,206

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	July 31,		Cumulative from
	2011	2010	Inception (March 28, 2007) to July 31, 2011

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	123,820	106,691	230,511
General and administrative-
Management & Consulting fees	613,274	206,058	819,332
Professional fees	71,300	36,914	144,380
General and administration	59,109	19,162	104,397
Total general and administrative expenses	743,683	262,134	1,298,620

LOSS FROM OPERATIONS	(867,503)	(368,825)	(1,298,620)

OTHER INCOME (EXPENSE):
Gain on sale of mineral property	155,000	-	155,000
Interest expense	(26,617)	(14,378)	(40,995)
Exchange loss	(978)	-	(978)

TOTAL OTHER INCOME (EXPENSE)	127,405	(14,378)	113,027

NET LOSS	(740,098)	(383,203)	(1,185,593)

COMPREHENSIVE LOSS
Change in market value of securities	(75,000)	-	(75,000)

COMPREHENSIVE LOSS	(815,098)	(383,203)	(1,260,593)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.01)	$(0.01)
Comprehensive loss per common share-basic	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	68,926,172	68,229,795

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2011
The accompanying notes are an integral part of these financial statements.

					Deficit
					Accumulated	Accumulated
			Additional		During the	Other
	Common Stock		Paid-in	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Payable	Stage	loss	Totals

Balance – March 28, 2007	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	43,200,000	43,200	-	-	(23,200)	-	20,000
Net loss for the period	-	-	-	-	(520)	-	(520)
Balance - July 31, 2007	43,200,000	43,200	-	-	(23,720)	-	19,480

Common stock issued for cash	24,975,000	24,975	21,525	-	-	-	46,500
Deferred offering costs	-	-	(13,750)	-	-	-	(13,750)
Forgiveness of related party debt	-	-	475	-	-	-	475
Net loss for the period	-	-	-	-	(41,576)	-	(41,576)
Balance July 31, 2008	68,175,000	68,175	8,250	-	(65,296)	-	11,129
						-
Net loss for the period	-	-	-	-	(20,196)	-	(20,196)
Balance July 31, 2009	68,175,000	68,175	8,250	-	(85,492)		(9,067)
						-
Common stock subscribed for cash- 720,000 shares	-	-	-	260,000	-	-	260,000
Common stock to be issued for services	-	-	-	64,973	-	-	64,973
Common stock issued for services	250,000	250	187,250	-	-	-	187,500
Net loss for the period	-	-	-	-	(383,203)	-	(383,203)
Balance July 31, 2010	68,425,000	68,425	195,500	324,973	(468,695)		120,203
						-
Common stock subscribed for cash	970,000	970	484,030	(260,000)	-	-	225,000
Common stock to be issued for services	5,750,000	5,750	980,002	(64,973)	-	-	920,779
Common stock issued for property acquisitions	929,426	929	149,071	-	-	-	150,000
Change in market value of securities						(75,000)	(75,000)
Net loss for the period	-	-	-	-	(740,098)	-	(740,098)
Balance July 31, 2011 (audited)	76,074,426	$76,074	$1,808,603	$-	$(1,208,793)	$(75,000)	$600,884

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

				Cumulative
	July 31,			From Inception
				(March 28, 2007)
	2011		2010	To July 31, 2011
OPERATING ACTIVITIES:
Net loss		$(740,098)	$(383,203)	$(1,185,593)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Debt forgiven			-	475
Gain on sale of property		(155,000)	-	(155,000)
Stock based compensation, consulting services		493,277	131,241	624,518
Changes in net assets and liabilities -
Accrued interest		26,614	14,378	40,992
Prepaid		(1,400)	(183)	(1,583)
Accounts payable - trade		27,696	28,867	61,268
Accrued liabilities		(11,124)	7,624	-
Accounts payable – related parties		19,820	57,168	76,988
NET CASH USED IN OPERATING ACTIVITIES		(340,215)	(144,108)	(537,935)

INVESTING ACTIVITIES:
Proceeds on sale of property		10,000	(195,000)	(185,000)
NET CASH USED IN INVESTING ACTIVITIES		10,000	(195,000)	(185,000)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		225,000	260,000	551,500
Proceeds from former shareholder loan		-	8,761	9,761
Proceeds from loan		-	250,000	250,000
Deferred offering costs			-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES		225,000	518,761	797,511

NET INCREASE (DECREASE) IN CASH		(105,215)	179,653	74,576

CASH – BEGINNING OF PERIOD		179,791	138	-
CASH – END OF PERIOD		$74,576	$179,791	$74,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$		$-	$-
Income taxes	$		$-	$-
Change in prepaid, net		$920,779	$121,232	$53,105

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 1 – Organization and summary of significant accounting policies

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

Mineral Properties

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium carbonate.  Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 1 – Organization and summary of significant accounting policies (continued)

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding during the years ended July 31, 2011, and 2010.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 1 – Organization and summary of significant accounting policies (continued)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2011, and July 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2011, and 2010, and expenses for the years ended July 31, 2011, and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of July 31, 2011, there has been no asset retirement obligations recorded.

Reclassification

For the twelve-month period ended July 31, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.  The Company has consolidated certain line items on the statement of operations including Legal fees and Accounting and Audit fees to one line item, “Professional fees”.  Additionally the Company has consolidated into one line item, “General and Administration” the following: Transfer agent fees, SEC filing fees, Office rent, Bank and currency exchange fees and office supplies.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 2 – Going concern

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
500,000 shares have been issued as of July 31, 2011 accordingly, and there remains a further 500,000 shares to be issued (250,000 December 24, 2011 and 250,000 December 24, 2012)

3.	Comply with a work commitment of $1,000,000 within four years of the date of the Lithium Agreement

a.
As of July 31, 2011, a total of $242,723 has been expended on exploration and claim maintenance activities. A further approximately $8,000 is required to be expended according to the Lithium Agreement prior to December 24, 2011.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 3 – Mineral properties (continued)

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

2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period

a.	250,000 shares of common stock were issuable upon execution of the agreement

b.	A further 250,000 shares were issuable on the first anniversary, December 24 2010, of the Van-Ur Agreement

The first share issuances due and payable under the Van-Ur Agreement, totaling 500,000 shares, were issued in part (250,000) subsequent to the current period. The remaining 250,000 shares are not to be issued, as a result of the assignment of this agreement to New America Energy Corp. described below.

3.	Comply with a work commitment of $1,000,000 within four years of the date of the Van-Ur Agreement.

a.	As of July 31, 2011, a total of $20,974 has been expended on exploration and claim maintenance activities.

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
JULY 31, 2011 AND 2010

Note 3 – Mineral properties (continued)

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

Pursuant to the terms of the Van-Ur Agreement, New America made cash payments in the amount of $10,000, and issued 500,000 shares of common stock to the Company and made cash payments in the amount of $50,000 and issued 500,000 shares of common stock to GeoXplor.

The value of the mining property asset associated with this agreement has been divested from the Company’s financial statements, and as of July 31, 2011, the Company recorded the gain on the transfer of the mineral property option in the amount of $80,000.

The payment of $33,333 due to the Company on June 3, 2011 and the payment of $50,000 due to GeoXplor on May 31, 2011 pursuant to the Van-Ur Agreement were not paid as due. The parties to the agreement verbally agreed to extend the payment due dates by 120 days and on August 1, 2011, with an effective date of May 31, 2011, the parties executed an extension agreement.  Under the terms of the extension agreement, during the 120 extension period commencing from May 31, 2011, GeoXplor has the right to solicit and accept offers by other parties on the property, in which case the Van-Ur Agreement will be terminated and neither New America or the Company will have any further rights or interest in the Uravan property.  At any time prior to the expiration of the 120 day term either NECA or the Company could pay the required payments to GeoXplor.   Should neither NECA nor the Company pay the required payments under the agreement then the property will revert to GeoXplor unless further extended.

The extension agreement was lapsed on September 30, 2011, with neither New America nor the Company making additional payments, therefore the claims have fully reverted back to GeoXplor Corp.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 4 – Prepaid consulting fees

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, a Director of the Company, which agreement was effective from March 24, 2010. The Company issued 250,000 shares of common stock valued at $187,500 for the services to be rendered which amount was allocated to prepaid expense.  Over the term of the contract the value of the shares issued on the contract date was allocated against compensation expense on a daily basis, recorded quarterly, based on the pro-rata value of the days of service provided in each period.  As at July 31, 2010 a total of $66,086 had been expensed as consulting services, leaving a total of $121,415 for services not yet rendered, which amount was fully expensed during the fiscal year ended July 31, 2011 for services provided up to March 23, 2011. On May 3, 2011 a further 250,000 shares became due and payable under the contract with respect to services provided commencing March 24, 2011, which shares were valued on the date the Company incurred the obligation at fair market value of $0.30 for a total of $75,000, which amount was debited as a prepaid expense.   As at July 31, 2011 a total of 129 days of service had been provided, the value of which was  has been recorded as $26,507 in compensation expense in respect of the earned shares with a total of 161,643 shares remaining to be earned in prepaid expenses, and valued at $48,493.

On March 1, 2010 the Company entered into a consulting contract with Mr. John Rud.  Under the terms of the contract, Mr. Rud was to receive 250,000 shares of the Company’s common stock as compensation for services rendered to February 28, 2011, such shares to be deemed earned based on the number of days of services provided.   As a result during the initial term of Mr. Rud’s contract up to the fiscal year ended July 31, 2010, the Company recorded compensation expense in respect of the shares to be issued for services provided totaling $64,973, which amount was calculated based on multiplying the pro-rata portion of 250,000 shares earned, over a 365 day year, by the average closing price of the Company’s common stock over the same period.  As at July 31, 2010, the shares required under the contract remained unissued. The remaining term of the contract to the period ended February 28, 2011 resulted in an additional compensation expense in respect of the valuation of the shares on a daily basis, recorded quarterly, totaling $58,520 for a cumulative value of $123,493 over the term of the contract.  On March 1, 2011, the contract was renewed under the same terms.  On June 3, 2011 the Company issued the shares required under the initial contract, as well as the current contract.  Upon the date of issuance, the additional 250,000 shares were valued based on the average trading price of the 63,700 earned shares over the period between March 1, 2011 and June 2, 2011 for a total of $14,914 as compensation expense, with the remaining 186,300 unearned shares having been recorded at the fair market value of the shares on issue date, June 3, 2011 of 0.181 per share or $33,721 which amount has been prepaid expense. As at July 31, 2011, an additional $6,297 was expensed in respect of the value of 40,411 shares earned up to July 31, 2011, leaving a balance of $27,424 in prepaid expenses. At July 31, 2011 the Company revalued the remaining 145,889 unearned shares at the fair market value of $0.11 and recorded a further reduction to prepaid expenses totaling $11,375 so that the total value of the unearned shares in prepaid expenses was $16,048 as at July 31, 2011.

Note 5 – Loan payable

On December 24, 2009, the Company borrowed $200,000 from an unrelated third party under a promissory note. The loan was unsecured, bore interest at 10 percent per annum, and was due and payable on or before December 23, 2010. On February 1, 2010, the Company borrowed an additional $50,000 from the same third party lender, which amount was also unsecured, bore interest at 10 percent per annum, and was due on or before February 1, 2011. On December 23, 2010, the Company and the lender agreed to consolidate the principal amounts, as of December 24, 2010, into a single consolidated loan. The new consolidated loan is in the amount of $250,000 and is unsecured, bears interest at 10 percent per annum, and is due on or before December 23, 2011.

As of July 31, 2011, the balance owing on the loan is principal amount of $250,000 and accrued interest of $40,992.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010
Note 6 – Related parties transactions

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, who holds the position of Vice President Exploration with the Company. The Company was to issue 250,000 shares of common stock for services rendered. On March 1, 2011, the Company and Mr. Rud agreed to extend the contract for an additional year, under the same terms, and the Company was to issue a further 250,000 shares of common stock for services rendered. During the nine month period ended July 31, 2011, $69,157 of consulting expense was recognized pertaining to the agreement. As of July 31, 2011, a total of $123,493 has been recognized in respect to the unissued original 250,000 shares of common stock and the new 250,000 shares of common stock. The 500,000 shares due to Mr. Rud were issued on June 3, 2011. Mr. Rud is also a principal with GeoXplor, with whom the Company has its two property purchase agreements.

On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500. During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the pre-paid expense (initially $187,500 from the initial issuance) accordingly each period, which amount was $121,415 was recorded as consulting expense during the twelve-month period ended July 31, 2011, leaving a pre-paid expense balance of zero. As of March 24, 2011, Mr. Hoak remained as a director and the Company issued a further 250,000 shares on July 15, 2011. As of July 31, 2011, a total of $26,507 has been recognized in respect to the 250,000 shares of common stock. The agreement also contains a provision for the payment of $2,500 a month during the term of the agreement. For the twelve-month period ended July 31, 2011, the Company recognized consulting expense in the amount of $30,000 and traveling expenses in the amount of $798. The Company did not make any cash payment to Mr. Hoak, leaving $40,798 cumulatively due and payable to this related party.

As of July 31, 2011, a former officer and Director of the Company had an outstanding loan amount to the Company of $9,761 (July 31, 2010- $9,761). The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effect January 1, 2011, Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer.   The services of Mr. Nicholson (as the designated service provider of LTV International Holdings Ltd.,a company to which Mr. Nicholson also provides consulting services) are delivered to the Company under an agreement entered into on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd., the terms of which required the issuance of 5,000,000 shares, undertaken on July 15, 2011, and a monthly fee of $2,500.    There are no outstanding amounts owing as of July 31, 2011, under the agreement.

Note 7 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $233,835 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 7 – Income Taxes (Continued)

For the period ended July 31,	2011	2010
Book loss for the year	$(595,605)	$(220,105)
Adjustments:
Exploration costs	-	95,211
Non-deductible stock compensation	493,277	121,414
Foreign currency gains	-	(4,478)
Other differences	-	(337,279)
Tax loss for the year	(246,821)	(345,237)
Estimated effective tax rate	35%	35%
Deferred tax asset	$86,387	$120,833

The total valuation allowance is $233,835. Details for the last two periods are as follows:

For the period ended July 31,	2011	2010
Deferred tax asset	$86,387	$120,833
Valuation allowance	(86,837)	(120,833)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carryforward as of July 31, 2011 was $668,100 as itemized below:

Year	Amount	Expiration
2008	$55,846	2028
2009	$20,196	2029
2010	$345,237	2030
2010	$246,821	2031

Note 8 – Common stock

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 8 – Common stock (Continued)

On December 22, 2009, the Company declared a 27 for 1 forward stock split of its issued and outstanding common stock.  The Company authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001, and correspondingly, the Company’s issued and outstanding shares of common stock increased from 2,525,000 shares of common stock to 68,175,000 shares of common stock. All references in the financial statements and notes to financial statements refer to number of shares, price per share, and weighted average number of shares outstanding prior to the stock split on a retroactive basis.

On December 24, 2009, the Company agreed to issue 500,000 shares of common stock to GeoXplor Corp. pursuant to certain Mineral Property Purchase Agreement. (See Note 3 – Mineral properties). These shares were issued on June 3, 2011.

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months. The Company agreed to issue to Mr. Rud 250,000 shares of the Company common stock for services to be provided. These shares were issued on June 3, 2011.

In March, 2010, the Company subscribed 720,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing.  As of July 31, 2011, all stock and warrants had been issued.  The common stock subscribed has been valued at $0.50 per share.

On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, we have issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500 on May 23, 2010. A further 250,000 shares were issued on July 15, 2011, as Mr. Hoak remained as a director as at March 24, 2011.

On December, 2010, the Company subscribed 250,000 units in a private placement at $0.50 per unit.  Each unit consisted of one common share and one detachable warrant.  Each whole common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 for a period of twelve months commencing from closing.  As of July 31, 2011, all stock and warrants had been issued.  The common stock subscribed has been valued at $0.50 per share.

On December 24, 2010, the Company was to issue 500,000 shares of common stock to GeoXplor Corp. pursuant the Mineral Property Purchase Agreements. (See Note 3 – Mineral properties), of which 250,000 were agreed to be non-issuable due to the entry into the NECA Agreement. The remaining 250,000 shares were issued on June 3, 2011.

On January 10, 2011, GeoXplor, as part of agreement between GeoXplor and the Company in regards to the settlement of a $75,000 payment owing on the Lithium Agreement, agreed to accept payment in the form of restricted common shares of the Company, in the amount of 179,426 shares, which shares were issued as of June 3, 2011.

On July 2, 2011, we entered into a consulting agreement, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), whereby LTV agreed to provide to the Company the services of an executive to perform required services for the Company.  The agreement was effective November 15, 2010 and continues to November 15, 2012. In consideration for agreeing to provide such services, we have issued to LTV or its assigns 5,000,000 shares of our common stock in July 2011.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011 AND 2010

Note 9 –Marketable Securities and Investments

The following is a summary of available-for-sale marketable securities as of July 31, 2011 and July 31, 2010:

	July 31, 2011
	(i)	Cost	Unrealized Gain	Comprehensive (Losses)	Market or Fair Value
Equity securities		$250,000	-	(75,000)	175,000
Total		$250,000	-	(75,000)	175,000

The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FASB ASC 320-10, Investments-Debt & Equity Securities.  Under FASB ASC 320-10, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

Note 10 – Subsequent events

On August 9, 2011, the Company signed a confidential term sheet in respect to the creation of a $3,000,000 Equity Line financing structure.  Pursuant to the term sheet, the Company paid a document preparation fee of $7,500, and issued a total of 136,364 shares.  Final documentation and conditions relative to this term sheet have not been completed as the filing of this report, but are expected to be shortly thereafter.

On November 2, 2011, Mr. John Rud resigned as VP Exploration of the Company.  The Company has waived any clawback provisions relative to the 250,000 shares issued to Mr. Rud as part of his contract extension.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended July 31, 2011 and 2010, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A(T).       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of July 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of July 31, 2011:

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

Management's Remediation Initiatives

As of July 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended July 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position	Appointment
Don Nicholson	45	Director	Nov 29, 2010
Don Nicholson		CEO, President, Secretary, Treasurer	Jan 1, 2011
John Rud (1)	72	Vice President Exploration	Mar 1, 2010 – Nov 1, 2011
John Hoak	60	Director	May 3, 2010 – present

(1) Mr Rud resigned as VP Exploration on November 1, 2011.

Mr. Don Nicholson, President, Secretary, Treasurer, Director

Mr. Nicholson has over 20 years of international experience in all phases of project development and management, including incubation, implementation and growth, covering several business sectors including manufacturing, resource extraction, education, construction, real estate, and high-technology. From December 2008 to date, Mr. Nicholson has been involved in the provision of consulting services to public and private companies in areas such as business development, operational guidance, and administrative. Previously, from April 2005 to December 2008, Mr. Nicholson was a director and officer of Terra Nostra Resources Corp., a US public company involved in the development of metals refining operations in China, where he was involved in various senior level management roles. From May 2002 to March 2005, Mr. Nicholson was the Vice President of Operations for a European bicycle manufacturer based in Greece, B-Tech SA, where he was responsible for logistics and production management, and business process re-engineering to further the technological evolution of the company. Mr. Nicholson graduated from the University of British Columbia in 1991 with a Bachelor of Commerce degree. Mr. Nicholson is presently an officer and director Pepper Rock Resources Corp, a US reporting issuer.

Mr. John Rud, Former Vice President Exploration

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending July 31, 2011, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
John Hoak	Director	1	1	-
John Rud	Vice President, Exploration	1	1	-
Don Nicholson	CEO, President and Director	1	1	-

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2011 and 2010 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);

•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2011; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2011;

(Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don Nicholson (1)	2011	17,500	0	434,375	0	0	0	0	451,875
Glyn Garner (2)	2011	25,000	0	0	0	0	0	0	$25,000
John Rud (3)	2011	0	0	$79,731	0	0	0	0	$79,731
Glyn Garner	2010	35,000	0	0	0	0	0	0	$35,000
John Rud (3)	2010	0	0	$64,973	0	0	0	0	$64,973

(1)
Mr.Nicholson has been our Principal Executive and Financial Officer since since January 1, 2011.  Mr. Nicholson’s services are provided to the Company through an Executive Services contract with LTV International Holdings Ltd, a company to which Mr. Nicholson also provides consulting services, therefore Mr. Nicholson is not directly compensated by the Company.  According to the terms of the contract, in order to obtain and retain the provision of these services, an amount of $2,500 / month is payable, and a one-time issuance of 5,000,000 shares to LTV International or assigns was required (issued July 15, 2011).

(2)	Mr. Garner resigned as our President and a Director on January 1, 2011.
(3)
John Rud has held the position of Vice President, Exploration, since Mar 1, 2010.  As part of Mr. Rud’s consulting contract commencing March 1, 2010, and as extended for a further year on Mar 1, 2011, he was issued a total of 500,000 shares, of which the earned value has been included in the above table, with a total of 145,889 remaining to be earned up to the expiry of the contract on February 28, 2012. Mr. Rud retired on November 1, 2011

Outstanding Equity Awards at Fiscal Year-End

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

•
On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  By mutual consent, this agreement was extended for an additional year under the same terms and conditions.

•
On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012.

•
On December 4, 2009, Mr. Glynn Garner was appointed President, Secretary, Treasurer, and a member of the board of directors of the Company.  Mr. Garner did not enter into any formal employment or consulting agreement at the time.  Mr. Garner resigned all of his officer and director positions on December 28, 2010, effective January 1, 2011.

•
On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011, Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer.   The services of Mr. Nicholson are provided to the Company under an agreement entered into on July 2, 2011, effective November 15, 2010.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Don Nicholson (1)	-0-	-0-	-0-	-0-	-0-
John Hoak (2)	$30,000	$196,415	-0-	-0-	226,415

(1)
Mr. Nicholson was appointed a director of the Company on November 29, 2010.  Please refer to the above Summary Compensation Table for amounts indirectly associated with Mr. Nicholson, for which a delineation between executive and director services is not made, therefore all costs are covered in the Executive Compensation.

(2)
Mr. Hoak was appointed a director of the Company on May 3, 2010, effective March 24, 2010, and as part of a consulting agreement entered into for the provision of services, including that of acting as a director, Mr. Hoak was issued, in total, 500,000 shares, and was entitled to earn $2,500 / month.  Note that the compensation expense for the stock issuance is calculated based on the services provided during the current fiscal year and the fair market value of the shares issued.  Monthly compensation has been accrued but not paid.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERES AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended July 31, 2011, De Joya Griffith & Company, LLC, billed us for $10,800 in audit fees.

Review Fees

De Joya Griffith & Company, LLC, billed us $7,000 for reviews of our quarterly financial statements in 2011 that are not reported under Audit Fees above.

Tax and All Other Fees

We paid De Joya Griffith & Company, LLC $3,000 for tax compliance, tax advice, tax planning or other work during our fiscal years ended July 31 2007 through 2010.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by De Joya Griffith & Company, LLC and the estimated fees related to these services.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	November 15, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 15, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Date:	November 15, 2011	By:	/s/ John Hoak
		Name:	John Hoak
		Title:	Director