Form 10-Q
period 2011-10-31
First Liberty Power Corp
filed 2011-12-15
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

76,210,790 share of common stock issued and outstanding as of December 11, 2011.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Page
Unaudited Financial Statements
Balance Sheets	F -1
Statements of Operations	F -2
Statements of Cash Flows	F -3
Notes to Financial Statements	F -4 to F-11

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	October 31, 2011 (unaudited)	July 31, 2011 (audited)
ASSETS
CURRENT ASSETS:
Cash in bank	$15,300	$74,576
Prepaid expense – current portion	410,989	440,942
Available for sale securities	170,000	175,000
Total current assets	596,289	690,518

PROPERTY AND EQUIPMENT:
Deposit on mineral properties	240,000	240,000
Total property and equipment	240,000	240,000

OTHER ASSETS
Prepaid expense	15,625	109,375
Unamortized financing fees	22,500	-

TOTAL ASSETS	$874,414	$1,039,893

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable – trade	$75,510	$61,268
Accounts payable – related parties	84,488	76,988
Accrued liabilities	47,911	40,992
Due to stockholder	9,761	9,761
Loan payable	250,000	250,000
Total current liabilities	467,670	439,009

Total liabilities	467,670	439,009

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 76,210,790 and 76,074,426 shares issued and outstanding as of October 31, 2011, and July 31, 2010, respectively	76,211	76,074
Additional paid-in capital	1,823,466	1,808,603
Accumulated other comprehensive loss	(80,000)	(75,000)
Deficit accumulated during the exploration stage	(1,412,933)	(1,208,793)
Total stockholders' equity	406,744	600,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$874,414	$1,039,893

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
	Three Months Ended		From Inception
	October 31,		(March 28, 2007)
	2011	2010	to October 31, 2011

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	10,125	47,272	240,636
Management & consulting fees	143,702	128,134	963,034
Professional fees	39,852	1,488	184,232
General and Administration	1,798	18,611	106,195
Total expenses	195,477	195,505	1,494,097

LOSS FROM OPERATIONS	(195,477)	(195,505)	(1,494,097)

OTHER INCOME (EXPENSE):
Gain loss on transfer of property option	-	-	155,000
Interest expense	(6,919)	(6,301)	(47,914)
Exchange loss	(1,744)	-	(2,722)

TOTAL OTHER INCOME (EXPENSE)	(8,663)	(6,301)	104,364

NET LOSS	$(204,140)	$(201,806)	$(1,389,733)

COMPREHENSIVE LOSS
Change in market value of securities	(5,000)	-	(80,000)

COMPREHENSIVE LOSS	(209,140)	-	(1,469,733)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)
Comprehensive loss per common share – basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	76,153,847	68,425,000

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended			Cumulative
	October 31,			From Inception
				(March 28, 2007)
	2011		2010	to October 31, 2011
OPERATING ACTIVITIES:
Net loss		$(204,140)	$(201,806)	$(1,389,733)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Debt forgiven		-	-	475
Gain on sale of property		-	-	(155,000)
Stock based compensation, consulting services		128,703	53,134	753,221
Changes in net assets and liabilities -
Accrued liabilities		6,919	(3,898)	47,911
Prepaid expense		(5,000)	-	(6,583)
Unamortized financing fees		(7,500)	-	(7,500)
Accounts payable - trade		14,242	(13,863)	75,510
Accounts payable – related parties		7,500	38,399	84,488
NET CASH USED IN OPERATING ACTIVITIES		(59,276)	(128,034)	(597,211)

INVESTING ACTIVITIES:
Proceeds on sale of property		-	-	(185,000)
NET CASH USED IN INVESTING ACTIVITIES		-	-	(185,000)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		-	-	551,500
Proceeds from former shareholder loan		-	-	9,761
Proceeds from loan		-	-	250,000
Deferred offering costs		-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	-	797,511

NET INCREASE (DECREASE) IN CASH		(59,276)	(128,034)	15,300

CASH – BEGINNING OF PERIOD		74,576	172,271	-
CASH – END OF PERIOD		$15,300	$44,237	$15,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$		$-	$-
Income taxes	$		$-	$-
Unamortized financing fees		$15,000	-	$15,000
Change in prepaid, net		$(128,703)	$-	$(75,598)

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

In December 2009, the Company changed its business direction, and the Company’s primary focus is on exploration of domestic strategic energy and mineral properties to supply the emerging demand for clean energy.  The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding during the quarters ended October 31, 2011, and 2010.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2011, and July 31, 2011, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2011, and July 31, 2011, and expenses for the quarters ended October 31, 2011, and 2010, and cumulative from inception.  Actual results could differ from those estimates made by management.

Reclassification

For the three-month period ended October 31, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.  The Company has consolidated certain line items on the statement of operations including Legal fees and Accounting and Audit fees to one line item, “Professional fees”.  Additionally the Company has consolidated into one line item, “General and Administration” the following: Transfer agent fees, SEC filing fees, Office rent, Bank and office supplies.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $1,389,733 and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

A) Lithium Agreement:

A property purchase agreement for claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the “Lithium Agreement”). Under the Lithium Agreement, the Company is required to:

1.	Make cash payments of $490,000 over a four-year period

a.	Initial cash payments of $115,000 were made in November and December of 2010; and

b.
A further cash payment of $75,000 was required on December 24, 2010. On December 14, 2010, the parties agreed to defer this payment to February 7, 2011. On January 10, 2011, GeoXplor agreed to accept payment in the form of restricted common shares of the Company, in the amount of 179,426 shares, which shares were issued in June 2011.

2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period

a.	250,000 shares of common stock were issuable upon execution of the Lithium Agreement; and

b.
A further 250,000 shares were issuable on the first anniversary, December 24 2010, of the Lithium Agreement. On July 15, 2011, The total 500,000 shares were issued in June 2011, and there remains a further 500,000 shares to be issued (250,000 December 24, 2011 and 250,000 December 24, 2012)

3.	Comply with a work commitment of $1,000,000 within four years of the date of the Lithium Agreement

a.
As of October 31, 2011, a total of $240,636 has been expended on exploration and claim maintenance activities. A further approximately $8,000 is required to be expended according to the Lithium Agreement prior to December 24, 2011.

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

B) Van-Ur Agreement:

A property purchase agreement for claims located in San Juan County, Utah, for Vanadium and Uranium exploration (the “Van-Ur Agreement”). In regards to the Van-Ur Agreement, the Company was required to:

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

The value of the mining property asset associated with this agreement has been divested from the Company’s financial statements, and as of October 31, 2011, the Company recorded the gain on the transfer of the mineral property option in the amount of $75,000.

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

The extension agreement was lapsed on September 30, 2011, with neither New America nor the Company making any additional payments; therefore the claims have fully reverted back to GeoXplor Corp.

Note 4 – Prepaid consulting fees

On March 1, 2010 the Company entered into a consulting contract with Mr. John Rud.  Under the terms of the contract, Mr. Rud was to receive 250,000 shares of the Company’s common stock as compensation for services rendered to February 28, 2011, such shares to be deemed earned based on the number of days of services provided.   As a result during the initial term of Mr. Rud’s contract, the Company recorded compensation expense in respect of the shares based on multiplying the pro-rata portion of 250,000 shares earned, over a 365 day year, by the average closing price of the Company’s common stock over the same period.  On March 1, 2011, the contract was renewed under the same terms.   On June 3, 2011 the Company issued the shares required under the current contract, and as of July 31, 2011, there were 145,889 unearned shares valued at $16,048 recorded in pre-paid expenses.  On October 31, 2011, the Company received the resignation of Mr. Rud, and as a result the contract was terminated as of that date.  The Company agreed not to exercise the clawback provision in the contract, and therefore all 145,889 shares were expensed as of that date.  These shares were valued at $0.07/share, based on the average closing trade price between August 1 2011 and October 31, 2011, resulting in a compensation expense of $16,048 being recorded and prepaid expense reduced accordingly.

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, a Director of the Company, which agreement was effective from March 24, 2010, and under which agreement, on May 3, 2011 a further 250,000 shares became due and payable under the contract with respect to services provided commencing March 24, 2011.  These shares were valued on the date the Company incurred the obligation at fair market value of $0.30 for a total of $75,000, which amount was recorded as a prepaid expense, with such shares to be deemed earned based on the number of days of services provided. During the current quarter ending October 31, 2011 a total of 92 days of service had been provided, the value of which was  has been recorded as $18,904 in compensation expense in respect of the earned shares with a total of 98,630 shares remaining to be earned in prepaid expenses, valued at $29,589.

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

As of October 31, 2011, the balance owing on the loan is principal amount of $250,000 and accrued interest of $47,911.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 6 – Related parties transactions

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, under which Mr. Rud was to hold the position of Vice President Exploration with the Company, and Mr. Rud was issued 250,000 shares of common stock for services rendered. Mr. Rud is also a principal with GeoXplor, with whom the Company has its property purchase agreement. On March 1, 2011, the Company and Mr. Rud agreed to extend the contract for an additional year, under the same terms, though with Mr. Rud undertaking a non-executive role with the Company.  The Company issued a further 250,000 shares of common stock for services rendered in June 2011. On October 31, 2011, Mr. Rud resigned his role at the Company, and the contract was terminated. The Company agreed not to exercise the clawback provision in the contract, and therefore all 145,889 shares were expensed as of that date, resulting in a compensation expense of $16,049 being recorded.

On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock, with a further 250,000 issued in July 2011, valued at $75,000. During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the pre-paid expense ($75,000 from the 2nd issuance) accordingly each period, which amount was $18,904 recorded as consulting expense during the three-month period ended October 31, 2011, leaving a pre-paid expense balance of $29,589. The agreement with Mr. Hoak also contains a provision for the payment of $2,500 a month during the term of the agreement. For the three-month period ended October 31, 2011, the Company recognized an additional consulting expense in the amount of $7,500. The Company did not make any cash payment to Mr. Hoak to date, leaving $48,498 cumulatively due and payable to this related party.

As of October 31, 2011, a former officer and Director of the Company had an outstanding loan amount to the Company of $9,761 (October 31, 2010- $9,761). The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer.   The services of Mr. Nicholson (as the designated service provider of LTV International Holdings Ltd.) are delivered to the Company under an agreement entered into on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd., for which company Mr. Nicholson provides consulting services, and the terms of which required the issuance of 5,000,000 shares, undertaken on July 15, 2011, and a monthly fee of $2,500.  There are no outstanding amounts owing as of October 31, 2011, under the agreement.

Note 7 – Common stock

On August 9, 2011, the Company signed a confidential term sheet in respect to the creation of a $3,000,000 Equity Line financing structure.  Pursuant to the term sheet, the Company paid a document preparation fee of $7,500, and issued a total of 136,364 shares valued at $15,000.  Final documentation and conditions relative to this term sheet have not been completed as the filing of this report, but are expected to be shortly thereafter.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 8 –Marketable Securities and Investments

The following is a summary of available-for-sale marketable securities as of October 31, 2011:

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$250,000	-	(80,000)	170,000
Total	$250,000	-	(80,000)	170,000

The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FASB ASC 320-10, Investments-Debt & Equity Securities.  Under FASB ASC 320-10, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss) until realized.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2011, together with notes thereto.

As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean First Liberty Power Corp.

Material Changes in Financial Condition

Liquidity & Capital Resources

As of October 31, 2011, our cash balance was $15,300, which is a decrease from our cash balance of $74,576 at July 31, 2011.  The Company did not receive any investment capital or loans during the three month period from August 1, 2011 through October 31, 2011.

As of October 31, 2011, our total current assets are $596,289 ($690,518 - July 31, 2011).  Our current liabilities are $467,670 ($439,009 – July 31, 2011).  This results in a working capital position of $128,619 ($251,509 – July 31, 2011).  This increase in working capital is primarily as a result of  an increase in available for sale securities of $170,000 and a decrease in prepaid expense to $410,989 from $440,942 and some small increases in accounts payable trade and related parties, and accrued liabilities.   The decrease in prepaid expense was due to services being rendered by consultants that had been paid for through the issuance of stock.

At present, the Company’s cash position is insufficient to meet its obligations through to the end of the fiscal year, as we are not currently generating any revenues, and, over the next 12 months, we will require additional funds to meet our operating obligations, loan payment requirements, and property payment / work program obligations.  At present, we anticipate our funding requirements to be approximately $1,200,000.   This estimate is comprised of $500,000 for required and additional exploration and maintenance expenditures on our Lithium property, a further $100,000 acquisition payment on same (due December 2011), $300,000 for principal and accrued interest on our loan payable (due December 2011), and a further $300,000 to cover operating and overhead costs.  Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration on the Lithium property are required to accelerate its development.

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

Our operating expenses for the three-month period ending October 31, 2011, were $195,477 ($195,505 – October 31, 2010).  While our operating costs decreased somewhat, and our exploration costs were reduced to $10,125 ($47,272 – October 31, 2010), our professional fees increased to $39,852 ($1,488 – October 31, 2010).  This increase in professional fees was a result of additional costs in the amending of Company’s 10-K from 2010, the filing of the 10-K for 2011, and legal costs associated with the negotiation on a potential financing.

The total net loss for the current three month period was $204,140, compared to $201,806 in the same period in the prior year, resulting in part from a write down on the valuation of the New America stock by $5,000 at the end of the period.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Going Concern

In their audit report relating to our financial statements for the period ended July 31, 2011; our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

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

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Don Nicholson, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of October 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of October 31, 2011:

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

Changes in Internal Control over Financial Reporting

As of October 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended October 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the  rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

During the quarter ended October 31, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.             RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2011, the Company signed a confidential term sheet in respect to the creation of a $3,000,000 Equity Line financing structure.  Pursuant to the term sheet, the Company paid a document preparation fee of $7,500, and issued a total of 136,364 shares valued at $15,000.

For this total 136,364 shares, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                (REMOVED AND RESERVED)

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	December 15, 2011	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director, Principal Executive, Financial and Accounting Officer