Form 10-Q
period 2012-01-31
First Liberty Power Corp
filed 2012-03-16
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

81,751,834 share of common stock issued and outstanding as of March 16, 2012.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Page
Unaudited Financial Statements
Balance Sheets	F -1
Statements of Operations	F -2
Statements of Cash Flows	F -3
Notes to Financial Statements	F -4 to F-11

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2012 (unaudited)	July 31, 2011 (audited)
ASSETS
CURRENT ASSETS:
Cash in bank	$1,436	$74,576
Prepaid expense – current portion	335,388	440,942
Available for sale securities	170,000	175,000
Security deposit	28,500	-
Total current assets	535,324	690,518

PROPERTY:
Deposit on mineral properties	293,700	240,000
Total property	293,700	240,000

OTHER ASSETS
Prepaid expense	1,898	109,375
Unamortized financing fees	22,500	-
Total other assets	24,398	109,375

TOTAL ASSETS	$853,422	$1,039,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$82,080	$61,268
Accounts payable – related parties	91,988	76,988
Accrued liabilities	-	40,992
Due to stockholder	9,761	9,761
Loan payable	-	250,000
Total current liabilities	183,829	439,009

Total liabilities	183,829	439,009

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 81,751,834 and 76,074,426 shares issued and outstanding as of January 31, 2012, and July 31, 2011, respectively	81,752	76,074
Additional paid-in capital	2,241,772	1,808,603
Accumulated other comprehensive loss	(80,000)	(75,000)
Deficit accumulated during the exploration stage	(1,573,931)	(1,208,793)
Total stockholders' equity	669,593	600,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$853,422	$1,039,893

The accompanying notes are an integral part of these financial statements.

F-

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		From Inception
	January 31,		January 31,		(March 28, 2007)
	2012	2011	2012	2011	to Jan 31, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	-	44,000	10,125	91,272	240,636
Management & consulting fees	130,654	127,969	274,356	256,103	1,093,688
Professional fees	23,462	29,132	63,314	30,620	207,694
General and Administration	2,820	3,795	4,618	22,406	109,015
Total Expenses	156,936	204,896	352,413	400,401	1,651,033

LOSS FROM OPERATIONS	(156,936)	(204,896)	(352,413)	(400,401)	(1,651,033)

OTHER INCOME (EXPENSE)
Gain loss on transfer of property option	-	-	-	-	155,000
Interest expense	(4,062)	(6,700)	(10,981)	(13,001)	(51,976)
Exchange loss	-	-	(1,744)	-	(2,722)
TOTAL OTHER INCOME (EXPENSE)	(4,062)	(6,700)	(12,725)	(13,001)	100,302

NET LOSS	$(160,998)	$(211,596)	$(365,138)	$(413,402)	(1,550,731)

COMPREHENSIVE LOSS
Change in market value of securities	-	-	(5,000)	-	(80,000)
COMPREHENSIVE LOSS	(160,998)	(211,596)	(370,138)	(413,402)	(1,630,731)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Comprehensive loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	78,614,781	68,425,000	77,377,901	68,425,000

The accompanying notes are an integral part of these financial statements.

F-

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended			Cumulative
	January 31, 2012			From Inception
				(March 28, 2007)
	2012		2011	to January 31, 2012
OPERATING ACTIVITIES:
Net loss		$(365,138)	$(413,402)	$(1,550,731)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Debt forgiven		-	-	475
Gain on sale of property		-	-	(155,000)
Stock based compensation, consulting services		242,306	147,177	866,824
Changes in net assets and liabilities -
Accrued interest		10,981	13,001	51,973
Prepaid expense		(4,600)	-	(6,183)
Unamortized financing fees		(7,500)	-	(7,500)
Accounts payable - trade		20,811	46,987	82,079
Accrued liabilities		-	(11,350)	0
Accounts payable – related parties		15,000	30,797	91,988
NET CASH USED IN OPERATING ACTIVITIES		(88,140)	(186,790)	(626,075)

INVESTING ACTIVITIES:
Proceeds on sale of property		-	-	(185,000)
NET CASH USED IN INVESTING ACTIVITIES		-	-	(185,000)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		15,000	225,000	566,500
Proceeds from former shareholder loan		-	-	9,761
Proceeds from loan		-	-	250,000
Deferred offering costs		-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES		15,000	225,000	812,511

NET INCREASE (DECREASE) IN CASH		(73,140)	38,210	1,436

CASH – BEGINNING OF PERIOD		74,576	179,791	-
CASH – END OF PERIOD		$1,436	$218,001	$1,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$		$-	$-
Income taxes	$		$-	$-
Unamortized financing fees		$(15,000)	$-	$(15,000)
Change in prepaid, net		$(242,306)	$-	$(559,264)
Conversion of debt		$(301,973)	$-	$(301,973)

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies

Basis of Presentation and Organization

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

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

Effective December 22, 2009, the Company changed its name from “Quuibus Technology, Inc.” to “First Liberty Power Corp.” by way of a merger with its wholly owned subsidiary First Liberty Power Corp., which was formed solely for the name change.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding during the quarters ended January 31, 2012, and 2011.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2012, and July 31, 2011, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2012, and July 31, 2011, and expenses for the quarters ended January 31, 2012, and 2011, and cumulative from inception.  Actual results could differ from those estimates made by management.

Reclassification

For the three-month and six month periods ended January 31, 2012, certain items in 2010/2011 and cumulative from inception were reclassified to conform to the current presentation.  The Company has consolidated certain line items on the statement of operations including Legal fees and Accounting and Audit fees to one line item, “Professional fees”.  Additionally the Company has consolidated into one line item, “General and Administration” the following: Transfer agent fees, SEC filing fees, Office rent, Bank and office supplies.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $1,573,931 and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

A) Lithium Agreement:

A property purchase agreement for claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration (the “Lithium Agreement”). Under the Lithium Agreement, the Company is required to:

1.	Make cash payments of $490,000 over a four-year period

a.	Initial cash payments of $115,000 were made in November and December of 2010; and

b.
A cash payment of $75,000 was required on December 15, 2010. On December 14, 2010, the parties agreed to defer this payment to February 7, 2011. On January 10, 2011, GeoXplor agreed to accept payment in the form of restricted common shares of the Company, in the amount of 179,426 shares, which shares were issued in June 2011.

c.
A cash payment of $100,000 was required on December 15, 2011.  On January 6, 2012, effective December 15, 2011, GeoXplor agreed to defer the payment until March 15, 2012, in exchange for the issuance of 500,000 compensation shares (issued January 2012 valued at $37,450), and the further issuance of 500,000 shares (issued January 2012 valued at $28,500) to be held by GeoXplor as security against the Payment. Upon fulfilling the Payment obligations within the extension, these security shares are to be returned to the Company for cancellation.   If the Company does not complete in full the Payment obligation before March 15, 2012, such shares may be sold by GeoXplor with the proceeds applied towards any remaining amounts owing.   If there are proceeds in excess of the amounts owing, the excess shall be applied as a pre-payment towards exploration work obligations under the Lithium Agreement.

2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period

a.	250,000 shares of common stock were issuable upon execution of the Lithium Agreement; and

b.	250,000 shares were issuable on the first anniversary, December 24 2010, of the Lithium Agreement. In June 2011, the combined 500,000 shares were issued.
c.
250,000 shares were issuable on the second anniversary, December 24 2011, of the Lithium Agreement, which shares were issued in January 2012. There remains a further 250,000 shares to be issued on December 24, 2012.

3.	Comply with a work commitment of $1,000,000 within four years of the date of the Lithium Agreement

a.
As of January 31, 2012, a total of $219,662 has been expended on exploration and claim maintenance activities. A further approximately $358,000 is required to be expended according to the Lithium Agreement prior to December 24, 2012.

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
 (Unaudited)

Note 3 – Mineral properties (continued)

1.	Make cash payments of $480,000 over a four-year period

a.	Initial cash payments of $80,000 were made in November and December of 2010; and

b.
A cash payment of $100,000 was required on December 24, 2010. On December 14, 2010, the parties agreed to defer this payment until up to February 7, 2011 (see below in regard to this payment required).

2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period

a.	250,000 shares of common stock were issuable upon execution of the agreement

b.	250,000 shares were issuable on the first anniversary, December 24 2010, of the Van-Ur Agreement

The initial 250,000 shares due and payable under the Van-Ur Agreement were issued in in June 2011. The remaining 250,000 shares were not issued, as a result of the assignment of the Van-Ur Agreement to New America Energy Corp. as described below, and no further share issuances are required.

3.	Comply with a work commitment of $1,000,000 within four years of the date of the Van-Ur Agreement.

a.
A total of $20,974 was expended on exploration and claim maintenance activities prior to the assignment of the Van-Ur Agreement to New America Energy Corp. as described below.  No further payments are required.

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

Subject to New America fulfilling the terms of the NECA Agreement, the Company was not required to meet its obligations under the Van-Ur Agreement, including the December 24, 2010 payment of $100,000 (deferred until February 7, 2011) and all future payments, work program commitments, and stock issuances including the December 24, 2010 issuance for 250,000 shares.

Pursuant to the terms of the Van-Ur Agreement, New America made cash payments in the amount of $10,000, and issued 500,000 shares of common stock to the Company and made cash payments in the amount of $50,000 and issued 500,000 shares of common stock to GeoXplor.

The value of the mining property asset associated with this agreement has been divested from the Company’s financial statements, and as of January 31, 2012, the Company has recorded the gain on the transfer of the mineral property option in the amount of $75,000.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 3 – Mineral properties (continued)

The payment of $33,333 due to the Company on June 3, 2011 and the payment of $50,000 due to GeoXplor on May 31, 2011 pursuant to the Van-Ur Agreement were not paid as due. The parties to the agreement verbally agreed to extend the payment due dates by 120 days and on August 1, 2011, with an effective date of May 31, 2011, the parties executed an extension agreement.  Under the terms of the extension agreement, during the 120 day extension period commencing from May 31, 2011, GeoXplor has the right to solicit and accept offers by other parties on the property, in which case the Van-Ur Agreement will be terminated and neither New America nor the Company will have any further rights or interest in the Uravan property.  At any time prior to the expiration of the 120 day term either NECA or the Company could pay the required payments to GeoXplor.   Should neither NECA nor the Company pay the required payments under the agreement then the property would revert to GeoXplor unless further extended.

The extension agreement was lapsed on September 30, 2011, with neither New America nor the Company making any additional payments; therefore the claims have fully reverted back to GeoXplor Corp.   The Company has no further obligations in respect of the original Van-Ur Agreement of the assignment thereof.

Note 4 – Loan payable

On December 24, 2009, the Company borrowed $200,000 from an unrelated third party under a promissory note. The loan was unsecured, bore interest at 10 percent per annum, and was due and payable on or before December 23, 2010. On February 1, 2010, the Company borrowed an additional $50,000 from the same third party lender, which amount was also unsecured, bore interest at 10 percent per annum, and was due on or before February 1, 2011. On December 23, 2010, the Company and the lender agreed to consolidate the principal amounts, as of December 24, 2010, into a single consolidated loan with the then accrued interest. The new consolidated loan was in the face amount of $250,000 plus $51,973 in accrued interest, unsecured, bore interest at 10 percent per annum, and was due on or before December 23, 2011.  On December 23, 2011, the combined principal and interest amounted to $301,973.

On January 9, 2012, effective December 23, 2011, the Company and the Lender agreed to convert the entire $301,973 principal and interest, based on the average closing price of the Borrower’s shares for the 10 trading days prior and up to the effective date of the conversion agreement, into restricted common stock of the Company.  The resultant quantity of shares amounted to 3,753,544 shares, which were issued in January 2012.

Note 5 – Related parties transactions

On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, under which Mr. Rud was to hold the position of Vice President Exploration with the Company. Mr. Rud is also a principal with GeoXplor, with whom the Company has its property purchase agreement. Under the terms of the contract, Mr. Rud was to receive 250,000 shares of the Company’s common stock as compensation for services rendered to February 28, 2011, such shares to be deemed earned based on the number of days of services provided.   As a result during the initial term of Mr. Rud’s contract, the Company recorded compensation expense in respect of the shares based on multiplying the pro-rata portion of 250,000 shares earned, over a 365 day year, by the average closing price of the Company’s common stock over the same period. On March 1, 2011, the Company and Mr. Rud agreed to extend the contract for an additional year, under the same terms, though with Mr. Rud undertaking a non-executive role with the Company.  The Company issued a further 250,000 shares of common stock for services rendered in June 2011. On October 31, 2011, Mr. Rud resigned his role at the Company, and the contract was terminated. The Company agreed not to exercise the clawback provision in the contract, and therefore all 145,889 shares were expensed as of that date, resulting in a compensation expense of $16,048 being recorded.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions continued

On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock, with a further 250,000 shares issued in July 2011, valued at $75,000. During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the pre-paid expense ($75,000 from the 2nd issuance) accordingly in each period, which amount was $18,904 recorded as consulting expense during the three-month period ended January 31, 2012, leaving a pre-paid expense balance of $10,685. The agreement with Mr. Hoak also contains a provision for the payment of $2,500 a month during the term of the agreement. For the three-month period ended January 31, 2012, the Company recognized an additional consulting expense in the amount of $7,500. The Company did not make any cash payment to Mr. Hoak in the period, leaving $55,798 cumulatively due and payable to this related party.

As of January 31, 2012, a former officer and Director of the Company had an outstanding loan amount to the Company of $9,761 (July 31, 2011- $9,761). The loan is unsecured, non-interest bearing, and has no specific terms for repayment. In addition this former officer and Director paid on behalf of the Company a total of $36,190 in expenses which is payable as of January 31, 2012.

The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company, the terms of which required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. There are no outstanding amounts owing as of January 31, 2012, under the agreement.

Note 6 – Common stock

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

On January 11, 2012, the Company entered into a 13 month agreement with an unrelated third party for the provision of non-exclusive financial advisor, investment bank and placement agent services to the Company.  Pursuant to this agreement, the Company was required to issue 350,000 shares, which were issued in January 2012, and valued at $24,675 of which $949 had been expensed in the current period.

According to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, 250,000 shares valued at $16,250, were issuable on the second anniversary of the Agreement, December 24 2011, which shares were issued in January 2012.

Further to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, a cash payment of $100,000 was required on December 15, 2011.  On January 6, 2012, effective December 15, 2011, GeoXplor agreed to defer the payment until March 15, 2012, in exchange for the issuance of 500,000 compensation shares (issued January 2012 valued at $37,450), and the further issuance of 500,000 shares (issued January 2012 valued at $28,500) to be held by GeoXplor as security against the Payment. Upon fulfilling the Payment obligations within the extension, these security shares are to be returned to the Company for cancellation.  If the Company does not complete in full the Payment obligation before March 15, 2012, such shares may be sold by GeoXplor with the proceeds applied towards any remaining amounts owing.   If there are proceeds in excess of the amounts owing, the excess shall be applied as a pre-payment towards exploration work obligations under the Lithium Agreement.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 6 – Common stock continued

On December 24, 2009, the Company borrowed $200,000 from an unrelated third party under a promissory note. The loan was unsecured, bore interest at 10 percent per annum, and was due and payable on or before December 23, 2010. On February 1, 2010, the Company borrowed an additional $50,000 from the same third party lender, which amount was also unsecured, bore interest at 10 percent per annum, and was due on or before February 1, 2011. On December 23, 2010, the Company and the lender agreed to consolidate the principal amounts, as of December 24, 2010, into a single consolidated loan. The new consolidated loan is in the amount of $250,000 and is unsecured, bears interest at 10 percent per annum, and is due on or before December 23, 2011. On December 23, 2011, the combined principal and interest of the note amounted to $301,973.  On January 9, 2012, effective December 23, 2011, the Company and the Lender agreed to convert the entire $301,973 principal and interest, based on the average closing price of the Borrower’s shares for the 10 trading days prior and up to the effective date of the conversion agreement, into restricted common stock of the Company.  The resultant quantity of shares amounted to 3,753,544 shares, which were issued in January 2012.

On December 16, 2011, the Company received a total of $15,000 from the proceeds of the sale of 187,500 shares of its common stock under a private placement agreement, priced at $0.08 / share, which shares were issued in January 2012.  The purchaser has received 187,500 warrants, each with the right to purchase a share at the price of $0.08/share, valid through to December 15, 2013.

Note 7 –Marketable Securities and Investments

The following is a summary of available-for-sale marketable securities as of January 31, 2012:

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

Note 8 –Subsequent Note

On February 23, 2012, the Company closed a convertible debenture financing in the amount of $205,000, of which $102,500 ($90,000 net of finance and legal costs) gross was received prior to the filing of this report (“Note 1”), and a further $102,500 gross ($90,000 net of finance and legal costs) is expected prior to March 22, 2012 (“Note 2”), together the “Notes”.   These Notes are part of a total $700,000 finance contemplated over the next five months, subject to the Company progressing with its planned exploration program and the parties further agreeing to final terms on the remaining $500,000. Note 1 and Note 2 bear interest at a rate of 8% per annum, and are due within one year of issuance, February 23, 2013, and March 7, 2013, respectively.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

As of January 31, 2012, our cash balance was $1,436, which is a decrease from our cash balance of $74,576 at July 31, 2011.  The Company did not receive any investment capital or loans during the three month period from November 1, 2011 through January 31, 2012.

As of January 31, 2012, our total current assets are $535,324 ($690,518 - July 31, 2011).  Our current liabilities are $183,829 ($439,009 – July 31, 2011).  This results in a working capital position of $351,495 ($251,509 – July 31, 2011).  This increase in working capital is primarily as a result of a) the addition of a security deposit in the amount of $28,500 ($nil – July 31, 2011) related to 500,000 shares issued to GeoXplor as security against a pending property payment, and; b) a decrease in combined accrued liabilities and loan to $nil from $290,992 on July 31, 2011, with the settlement of the Company’s note payable and accrued interest via the issuance of 3,753,544 shares.  These improvements in the working capital position were offset by a) a decrease in prepaid expenses from $440,942 at July 31, 2011 to $335,388 in January 31,2012 with the rendering of prepaid consulting services; b) a decrease in the Company’s cash position from $74,576 to $1,436 at January 31, 2012 by virtue of meeting its current overhead obligations, property claim fees, and costs of financing vehicles, and; c) an increase in accounts payable (trade and related party) from $138,526 at July 31, 2011 to $174,068 at the end of the current period, primarily due to costs associated with consulting and IR contracts.

At present, the Company’s cash position is insufficient to meet its obligations through to the end of the fiscal year, as we are not currently generating any revenues, and, over the next 12 months, we will require additional funds to meet our operating obligations and property payment / work program obligations.  At present, we anticipate our funding requirements to be approximately $950,000.   This estimate is comprised of $500,000 for required and additional exploration and maintenance expenditures on our Lithium property, a further $100,000 acquisition payment on same (due March 2012), and a further $350,000 to cover operating and overhead costs.  Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration on the Lithium property are required to accelerate its development.

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

Subsequent to the end of the period, on February 23, 2011, the Company closed a convertible note financing in the amount of $205,000, of which $102,500 ($90,000 net of finance and legal costs) gross was received prior to the filing of this report, and a further $102,500 gross ($90,000 net of finance and legal costs) is expected prior to March 22, 2012.   This financing is part of a total $700,000 contemplated over the next five months, subject to the Company progressing with its planned exploration program and the parties further agreeing to final terms on the remaining amounts.

There is no assurance we will be able to identify or acquire these additional funds, or additional funds on a commercially reasonable basis.

Material Changes in Results of Operations

We are an exploration stage company engaged in the exploration of mineral properties.  To date, we have not generated any revenues.

Our operating expenses for the three-month period ending January 31, 2012 were reduced to $156,938 ($204,896 – January 31, 2011), largely due to our exploration costs being $nil ($44,000 – January 31, 2011).

Our operating expenses for the six-month period ending January 31, 2012 were $352,413 ($400,401 – January 31, 2011), mostly due to our exploration costs being reduced to $10,125 ($91,272 – January 31, 2011), this was offset by our professional fees increasing to $63,314 ($30,620 – January 31, 2011) associated with the additional costs in the amending of the Company’s 10-K from 2010, the filing of the 10-K for 2011, and legal costs associated with the negotiation on a potential financing.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Going Concern

In their audit report relating to our financial statements for the period ended July 31, 2011, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Don Nicholson, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2012:

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

Changes in Internal Control over Financial Reporting

As of January 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended January 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended January 31, 2012, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 11, 2012, the Company entered into an agreement with an unrelated third party for the provision of non-exclusive financial advisor, investment bank and placement agent services to the Company.  Pursuant to this agreement, the Company was required to issue 350,000 shares, which were issued in January 2012, and valued at $24,675.

For this total 350,000 shares, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

According to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, 250,000 shares valued at $16,250 were issuable on the second anniversary of the Agreement, December 24 2011, which shares were issued in January 2012.

Further to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, a cash payment of $100,000 was required on December 15, 2011.  On January 6, 2012, effective December 15, 2011, GeoXplor agreed to defer the payment until March 15, 2012, in exchange for the issuance of 500,000 compensation shares (issued January 2012 valued at $37,450), and the further issuance of 500,000 shares (issued January 2012 valued at $28,500) to be held by GeoXplor as security against the Payment. Upon fulfilling the Payment obligations within the extension, these security shares are to be returned to the Company for cancellation.  If the Company does not complete in full the Payment obligation before March 15, 2012, such shares may be sold by GeoXplor with the proceeds applied towards any remaining amounts owing.   If there are proceeds in excess of the amounts owing, the excess shall be applied as a pre-payment towards exploration work obligations under the Lithium Agreement.

For this total 1,250,000 shares issued to GeoXplor, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

On December 23, 2011, the maturity date of a note held by the Company with an unrelated third party, the combined principal and interest of the note amounted to $301,973.  On January 9, 2012, effective December 23, 2011, the Company and the Lender agreed to convert the entire $301,973 principal and interest, based on the average closing price of the Borrower’s shares for the 10 trading days prior and up to the effective date of the conversion agreement, into restricted common stock of the Company.  The resultant quantity of shares amounted to 3,753,544 shares, which were issued in January 2012.

On December 16, 2011, the Company received a total of $15,000 from the proceeds of the sale of 187,500 shares of its common stock under a private placement agreement, priced at $0.08 / share, which shares were issued in January 2012.  The purchaser has received 187,500 warrants, each with the right to purchase a share at the price of $0.08/share, valid through to December 15, 2013.

The 3,753,544 and 187,500 shares were in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c). The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale: a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. No commissions or finder’s fees were paid by the Company in connection with the issuance of these shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

Board of Directors: Subsequent to the period ending January 31, 2012, on March 9, 2012, the Company received notice of the resignation of John Hoak, director, effective as of the date of the notice provided.  The Company will not be exercising any clawback provisions under its agreement with Mr. Hoak. The Company is very grateful for Mr. Hoak’s important contributions during the preceding two years, and wishes him the greatest success in his other ventures.

The Company will be seeking to add additional members to its board of directors in the near future as it seeks to accelerate its exploration and development objectives.

Financing:  Subsequent to the end of the period, on February 23, 2012, the Company closed a convertible debenture financing in the amount of $205,000, of which $102,500 ($90,000 net of finance and legal costs) gross was received prior to the filing of this report (“Note 1”), and a further $102,500 gross ($90,000 net of finance and legal costs) is expected prior to March 22, 2012 (“Note 2”), together the “Notes”.   These Notes are part of a total $700,000 finance contemplated over the next five months, subject to the Company progressing with its planned exploration program and the parties further agreeing to final terms on the remaining $500,000.

Note 1 and Note 2 bear interest at a rate of 8% per annum, and are due within one year of issuance, February 23, 2013, and March 7, 2013, respectively.  The terms on both Notes are identical otherwise.  The Notes may be converted, in whole or in part, into common shares of the Company. The Conversion Price will be sixty-five percent (65%) of the average of the two (2) lowest trading prices during the ten (10) trading days prior to conversion.  For defaults this note is immediately due and payable and subject to a penalty interest rate of twenty percent (20%).  The Notes may be prepaid according to the following schedule: Within ninety (90) days of the date of execution, they may be prepaid for one hundred twenty percent (120%) of face value plus accrued interest. Between ninety (90) and one hundred eighty (180) days from the date of execution, they may be prepaid for one hundred forty percent (140%) of face value plus accrued interest. After one hundred eighty (180) days from the date of execution until the Due Date, the Notes may not be prepaid without written consent from the lender.  The Company has placed into escrow five hundred thousand (500,000) shares of New America Energy Corp common stock as collateral for the Notes. In the event that the note is paid down or the principal amount is decreased through conversions, the collateral will be released by Purchaser on a pro rata basis in one hundred thousand (100,000) share increments.

The Company has paid $10,000 as a cost of finance from Note 1, and is required to do the same for Note 2.  Furthermore, the Company is required to grant to the Agent warrants to purchase that number of shares of the Company’s common stock equal to six (6%) percent of the value of such transactions for successful common stock equity raised at 100% of the price at the closing of such transaction for a period of two (2) years, and/or to grant Agent warrants to purchase that number of shares of the Company’s common stock equal to six (6%) percent of the value of such transactions for successful preferred stock, debt, hybrid debt of any kind (convertibles, warrants, etc.) or debt and equity combination raised at 100% of the price at the closing of such transaction for a period of two (2) years. These stocks shall be delivered in cashless exercise and issuable from the investment closing date up to no more than five (5) years from the date and upon exercise thereof shall be fully paid and non-assessable. As of the date of this report, the warrants have not been granted, but are anticipated to be granted upon the completion of Note 2, and estimated to, in total, the right to purchase 240,000 shares of the Company’s stock at a price of $0.05 / share.

ITEM 6.  EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Filed herewith
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Filed herewith
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Filed herewith
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Filed herewith
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	March 16, 2012	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director Principal Executive, Financial and Accounting Officer