Form 10-Q
period 2012-04-30
First Liberty Power Corp
filed 2012-06-14
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

(702) 675-8198
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

82,001,834 share of common stock issued and outstanding as of June 12, 2012.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Page
Unaudited Financial Statements
Balance Sheets	F -1
Statements of Operations	F -2
Statements of Cash Flows	F -3
Notes to Financial Statements	F-4 to F-13

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	April 30, 2012	July 31, 2011
ASSETS
CURRENT ASSETS:
Cash in bank	$109,327	$74,576
Prepaid expense – current portion	257,518	440,942
Available for sale securities	59,900	175,000
Total current assets	426,745	690,518

PROPERTY:
Deposit on mineral properties	319,950	240,000
Total property	319,950	240,000

OTHER ASSETS
Prepaid expense	-	109,375
Unamortized financing fees	20,833	-
Total other assets	20,833	109,375

TOTAL ASSETS	$767,528	$1,039,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$74,491	$61,268
Accounts payable – related parties	91,988	76,988
Accrued liabilities	4,258	40,992
Due to stockholder	9,761	9,761
Convertible notes payable, net of unamortized discount	223,398	-
Loan payable	-	250,000
Total current liabilities	403,896	439,009

Total liabilities	403,896	439,009

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 82,001,834 and 76,074,426 shares issued and outstanding as of April 30, 2012, and July 31, 2011, respectively	82,002	76,074
Additional paid-in capital	2,250,773	1,808,603
Accumulated other comprehensive loss	(190,100)	(75,000)
Deficit accumulated during the exploration stage	(1,779,043)	(1,208,793)
Total stockholders' equity	363,632	600,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$767,528	$1,039,893

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		From Inception
	April 30,		April 30,		(March 28, 2007)
	2012	2011	2012	2011	April 30, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	-	57,800	10,125	137,592	240,636
Management & consulting fees	138,549	90,936	412,905	302,040	1,232,237
Professional fees	8,931	17,215	72,245	56,336	216,625
General and Administration	53,372	11,849	57,992	13,585	162,389
Total expenses	200,852	177,800	553,267	509,553	1,851,887

LOSS FROM OPERATIONS	(200,852)	(177,800)	(553,267)	(509,553)	(1,851,887)

OTHER INCOME (EXPENSE)
Gain loss on transfer of property option	-	80,000	-	80,000	155,000
Interest expense	(4,258)	(6,694)	(15,239)	(19,695)	(56,234)
Exchange loss	-	-	(1,744)	-	(2,722)
TOTAL OTHER INCOME (EXPENSE)	(4,258)	73,306	(16,983)	60,305	96,044

NET LOSS	$(205,110)	$(104,494)	$(570,250)	$(449,248)	(1,755,843)

COMPREHENSIVE LOSS
Change in market value of securities	(110,100)	-	(115,100)	-	(190,100)

COMPREHENSIVE LOSS	$(315,210)	$(104,494)	$(685,350)	$(449,248)	$(1,945,943)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Comprehensive loss per common share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	78,845,498	68,425,000	81,830,486	68,425,000

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended			Cumulative
	April 30, 2012			From Inception
				(March 28, 2007)
	2012		2011	to April 30, 2012
OPERATING ACTIVITIES:
Net loss		$(570,250)	$(449,248)	$(1,755,843)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Debt forgiven		-	-	475
Gain on sale of property		-	(80,000)	(155,000)
Stock based compensation, consulting services		353,349	202,544	977,867
Amortization of debt discount		18,398	-	18,398
Financing fees		19,167	-	19,167
Changes in net assets and liabilities -
Accrued interest		15,239	10,142	56,231
Prepaid expense		(24,375)	(2,000)	(25,958)
Accounts payable - trade		13,223	(15,339)	74,491
Accrued liabilities		-	6,202	-
Accounts payable – related parties		15,000	12,320	91,988
NET CASH USED IN OPERATING ACTIVITIES		(160,249)	(315,379)	(698,184)

INVESTING ACTIVITIES:
Proceeds on sale of property		-	10,000	(185,000)
NET CASH USED IN INVESTING ACTIVITIES		-	10,000	(185,000)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		15,000	225,000	566,500
Proceeds from former shareholder loan		-	-	9,761
Proceeds from loan		180,000	-	430,000
Deferred offering costs		-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES		195,000	225,000	992,511

NET INCREASE (DECREASE) IN CASH		34,751	(80,379)	109,327

CASH – BEGINNING OF PERIOD		74,576	179,791)	-
CASH – END OF PERIOD		$109,327	$99,412	$109,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$		$-	$-
Income taxes	$		$-	$-
Unamortized financing fees		$(15,000)	$-	$(15,000)
Change in prepaid, net		$(353,349)	$-	$(406,454)
Conversion of debt		$(301,973)	$-	$(311,280)
Shares issued for deposit on mineral property		$(79,950)	$-	$(79,7950)
The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies

Basis of Presentation and Organization

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

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

 Mineral Properties

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with a current emphasis on lithium carbonate.  Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3) for our original value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding during the quarters ended April 30, 2012, and 2011.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2012, and July 31, 2011, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2012, and July 31, 2011, and expenses for the quarters ended April 30, 2012, and 2011, and cumulative from inception.  Actual results could differ from those estimates made by management.

Reclassification

For the three-month and nine month periods ended April 30, 2012, certain items in 2010/2011 and cumulative from inception were reclassified to conform to the current presentation.  The Company has consolidated certain line items on the statement of operations including Legal fees and Accounting and Audit fees to one line item, “Professional fees”.  Additionally the Company has consolidated into one line item, “General and Administration” the following: transfer agent fees, SEC filing fees, office rent, bank and office supplies.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $1,755,843 and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

3.	Comply with a work commitment of $1,000,000 within four years of the date of the Lithium Agreement

a.
As of April 30, 2012, a total of $219,662 has been expended on exploration and claim maintenance activities. A further approximately $358,000 is required to be expended according to the Lithium Agreement prior to December 24, 2012.

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

B) Van-Ur Agreement (cont'd):

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

The value of the mining property asset associated with this agreement has been divested from the Company’s financial statements, and as of April 30, 2012, the Company has recorded the gain on the transfer of the mineral property option in the amount of $75,000.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 3 – Mineral properties (continued)

The payment of $33,333 due to the Company on June 3, 2011 and the payment of $50,000 due to GeoXplor on May 31, 2011 pursuant to the Van-Ur Agreement were not paid as due. The parties to the agreement verbally agreed to extend the payment due dates by 120 days and on August 1, 2011, with an effective date of May 31, 2011, the parties executed an extension agreement.  Under the terms of the extension agreement, during the 120 day extension period commencing from May 31, 2011, GeoXplor had the right to solicit and accept offers by other parties on the property, in which case the Van-Ur Agreement would be terminated and neither New America nor the Company would have any further rights or interest in the Uravan property.  At any time prior to the expiration of the 120 day term either NECA or the Company could pay the required payments to GeoXplor.   If neither NECA nor the Company paid the required payments under the agreement then the property would revert to GeoXplor unless further extended.

The extension agreement lapsed on September 30, 2011, with neither New America nor the Company making any additional payments; therefore the claims fully reverted back to GeoXplor Corp.   The Company has no further obligations in respect of the original Van-Ur Agreement or the assignment thereof.

Note 4 – Convertible notes payable

Tangiers Investors, LLC (“Tangiers”)

On February 23, 2012, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $102,500, less $2,500 for legal related costs and $10,000 fee to be paid to a third party, together with any interest at the rate of eight percent (8%) per annum, until the maturity date of February 22, 2013. On March 7, 2012, the Company entered into another agreement with Tangiers for the same amount and terms with the maturity of March 6, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, Tangiers has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 65% multiplied by  the average of the two lowest closing prices during the ten (10) trading days prior to conversion notice.

The two (2) original issue discount notes were valued for $315,385, consists the principal amount of $205,000 and a discount of $110,385 which valued based on the 65% conversion rate. For the nine months ended April 30, 2012, $18,389 discount and $4,167 financing fee had been amortized and expensed. As of April 30, 2012, the Company had a balance of convertible notes payable of $223,398, net of unamortized discount of $91,987, and a balance of unamortized financing fee of $20,833. As of April 30, 2012, the Company had accrued and expensed $4,258 interest.

The Company may prepay all or any portion of the aggregate principal amount and accrued interest within ninety (90) days of the date of issuance in an amount equal to one hundred twenty percent (120%) of face value plus accrued interest; or after ninety-one (91) days after the date of issuance of this Note but not later than one hundred eighty (180) days in an amount equal to one hundred forty percent (140%) of face value plus accrued interest; or if on or after one hundred eighty-one (181) days from the date of issuance, upon the express written consent from Tangiers. The Company has provided Tangiers with 500,000 shares of New America as collateral for the Notes.

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

On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock, with a further 250,000 shares issued in July 2011, valued at $75,000. During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. The agreement with Mr. Hoak also contains a provision for the payment of $2,500 a month during the term of the agreement. On March 9, 2012, the Company received notice of the resignation of John Hoak, director, effective as of the date of the notice provided.  The Company will not be exercising any clawback provisions under its agreement with Mr. Hoak.  The remaining amount of pre-paid expense, $10,685, which amount was recorded as consulting expense during the three-month period ended April 30, 2012, leaving a pre-paid expense balance associated with Mr. Hoak of $0. The Company did not make any cash payment to Mr. Hoak in the period, leaving $55,798 cumulatively due and payable to this related party.

As of April 30, 2012, a former officer and Director of the Company had an outstanding loan amount to the Company of $9,761 (July 31, 2011- $9,761). The loan is unsecured, non-interest bearing, and has no specific terms for repayment. In addition this former officer and Director paid on behalf of the Company a total of $36,190 in expenses which is payable as of April 30, 2012.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 6 – Related parties transactions (continued)

The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company, the terms of which required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. There are no outstanding amounts owing as of April 30, 2012, under the agreement.

On April 1, 2012, we entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continues to March 30, 2013. In consideration for agreeing to provide such services, in April 2012, we issued to Mr. Reynolds 250,000 shares of our common stock, valued at $11,500. During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from pre-paid expense accordingly in each period, which amount of $914 was recorded as consulting expense during the three-month period ended April 30, 2012, leaving a pre-paid expense balance of $10,586.

Note 7 – Common stock

On August 9, 2011, the Company signed a confidential term sheet in respect to the creation of a $3,000,000 Equity Line financing structure.  Pursuant to the term sheet, the Company paid a document preparation fee of $7,500, and issued a total of 136,364 shares valued at $15,000.  As of April 30, 2012, the Company has determined that it will not be proceeding with this transaction, and has expensed all costs accordingly.

On January 11, 2012, the Company entered into a 13 month agreement with an unrelated third party for the provision of non-exclusive financial advisor, investment bank and placement agent services to the Company.  Pursuant to this agreement, the Company was required to issue 350,000 shares, which were issued in January 2012, and valued at $24,675 of which $5,622 has been expensed in the current period.

According to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, 250,000 shares valued at $16,250, were issuable on the second anniversary of the Agreement, December 24 2011, which shares were issued in January 2012.

Further to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, a cash payment of $100,000 was required on December 15, 2011.  On January 6, 2012, effective December 15, 2011, GeoXplor agreed to defer the payment until March 15, 2012, in exchange for the issuance of 500,000 compensation shares (issued January 2012 valued at $37,450), and the further issuance of 500,000 shares (issued January 2012 valued at $28,500) to be held by GeoXplor as security against the Payment. Upon fulfilling the Payment obligations within the extension, these security shares are to be returned to the Company for cancellation.  If the Company does not complete in full the Payment obligation before March 15, 2012, such shares may be sold by GeoXplor with the proceeds applied towards any remaining amounts owing.   If there are proceeds in excess of the amounts owing, the excess shall be applied as a pre-payment towards exploration work obligations under the Lithium Agreement. According to an agreement between GeoXplor and the Company signed subsequent to the end of the period (May 31, 2012), effective as of March 15, 2012, all rights and obligations under the original agreement were replaced by those in the new agreement.   The additional 500,000 shares, valued at $28,500, were agreed to be retained by GeoXplor as compensation.

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

On April 16, 2012, the Company issued 250,000 shares, according to the terms of a consulting agreement with Mr. Robert B. Reynolds Jr., valued at $0.046/share for a total valuation of $11,500.

Note 8 –Marketable Securities and Investments

The following is a summary of available-for-sale marketable securities as of April 30, 2012:

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$250,000	-	(190,100)	59,900
Total	$250,000	-	(190,100)	59,900

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

Note 9 –Subsequent Note

On May 31, 2012, we entered into a purchase agreement with GeoXplor Corp. (“Agreement”). Under this Agreement, we have been granted an exclusive four year exploration license in regards to the two mineral properties described in the Agreement. One property encompasses 58 placer claims (9280 acres) located in Lida Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Lida Valley Property"), and the other encompasses 70 placer claims (11,200 acres) located in Smokey Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Smokey Valley Property"). Pursuant to the Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to the Company and shall retain a 5% royalty, on which we shall have the option to purchase up to 4%, for $1,000,000 per 1%.

.  FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 9 –Subsequent Note (continued)

We are required to (1) make cash payments of $725,000 over a four year period; (2) issue a total of 2,000,000 restricted shares of common stock over a four year period; and (3) comply with a work commitment of $1,500,000 within three years.  These requirements apply to both the Lida Valley Property and the Smokey Valley Property, and the Work Program requirements may be allocated to the respective properties at the discretion of the Company.

The Lida Valley Property encompasses claims previously included in agreements between the Company and GeoXplor, specifically the Purchase agreement between the Company and GeoXplor dated December 24, 2009.  This Agreement supersedes and replaces all prior agreements in respect to those claims.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

As of April 30, 2012, our cash balance was $109,327, which is an increase from our cash balance of $74,576 at July 31, 2011.  This net increase in cash ensued from the closing of two convertible notes in March and April of 2012, of which the net proceeds to the Company were $180,000.

As of April 30, 2012, our total current assets are $426,745 ($690,518 - July 31, 2011).  Our current liabilities are $403,896 ($439,009 – July 31, 2011).  This results in a working capital position of $22,849 ($251,509 – July 31, 2011).  This overall decrease in working capital is primarily as a result of a) the reduction in prepaid expenses to $257,518 ($440,942 – July 31, 2011) incurred as a result of consulting services being provisioned in the period; b) a decrease in the value of the available for sale securities from $175,000 at July 31, 2012, to $59,900 at April 30, 2012, due to a decrease in the market value of those securities; c) the addition of two convertible notes payable, with a value of $223,398, net of unamortized discount, ($nil – July 31, 2011).   These factors were offset in part by an increase in cash to $109,327 ($74,576 – July 31, 2011) due to the proceeds from the convertible notes.

At present, the Company’s cash position is insufficient to meet its obligations through to the end of the fiscal year, as we are not currently generating any revenues, and, over the next 12 months, we will require additional funds to meet our operating obligations and property payment / work program obligations, as well as the repayment of the convertible notes should they not be converted to equity prior to the maturity dates in February 22, 2013 and March 6, 2013.  At present, we anticipate our funding requirements to be approximately $1,325,000.   This estimate is comprised of $600,000 for required and additional exploration and maintenance expenditures on our Lithium properties, a further $125,000 acquisition payment on same, a further $600,000 to cover operating, debt and overhead costs.  Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration on the Lithium properties are required to accelerate their development.

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

The Company intends to pursue all available and reasonable avenues to raise the additional funds required to continue the exploration and development of its properties.

There is no assurance we will be able to identify or acquire these additional funds, or additional funds on a commercially reasonable basis.

Material Changes in Results of Operations

We are an exploration stage company engaged in the exploration of mineral properties.  To date, we have not generated any revenues.

Our operating expenses for the three-month period ending April 30, 2012 were $200,852 ($177,800 – April 30, 2011), with the difference due primarily to our exploration costs being $nil ($57,800 – April 30, 2011), our G&A expenses increasing to $53,372 ($11,849 – April 30, 2011), and management and consulting fees being $138,549 ($90,936 – April 30, 2011).  This overall increase in overhead costs was due primarily to increased levels of activity pertaining to the financing and property development activities, as well a larger amount of prepaid expenses (stock based compensation) being expensed in the current period.

Our operating expenses for the nine-month period ending April 30, 2012 were $553,267 ($509,553 – April 30, 2011), mostly due to our exploration costs being reduced to $10,125 ($137,592 – April 30, 2011), though this was offset by our management and consulting fees increasing to $412,905 ($302,040 – April 30, 2011), also associated with larger amounts of prepaid expenses in the form of stock based compensation being expensed in the nine month period.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Don Nicholson, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2012:

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

Changes in Internal Control over Financial Reporting

As of April 30, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended April 30, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended April 30, 2012, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, a cash payment of $100,000 was required on December 15, 2011.  On January 6, 2012, effective December 15, 2011, GeoXplor agreed to defer the payment until March 15, 2012, in exchange for the issuance of 500,000 compensation shares (issued January 2012 valued at $37,450), and the further issuance of 500,000 shares (issued January 2012 valued at $28,500) to be held by GeoXplor as security against the Payment. Upon fulfilling the Payment obligations within the extension, these security shares are to be returned to the Company for cancellation.  If the Company does not complete in full the Payment obligation before March 15, 2012, such shares may be sold by GeoXplor with the proceeds applied towards any remaining amounts owing.   If there are proceeds in excess of the amounts owing, the excess shall be applied as a pre-payment towards exploration work obligations under the Lithium Agreement. According to an agreement between GeoXplor and the Company signed subsequent to the end of the period (May 31, 2012), effective as of March 15, 2012, all rights and obligations under the original agreement were replaced by those in the new agreement.   The additional 500,000 shares, valued at $28,500, were agreed to be retained by GeoXplor as compensation.

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

On April 16, 2012, the Company issued 250,000 shares, according to the terms of a consulting agreement with Mr. Robert B. Reynolds Jr., valued at $0.046/share for a total valuation of $11,500.

For this total 250,000 shares issued to Mr. Reynolds, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On May 31, 2012, we entered into a purchase agreement with GeoXplor Corp. (“Agreement”). Under this Agreement, we have been granted an exclusive four year exploration license in regards to the two mineral properties described in the Agreement. One property encompasses 58 placer claims (9280 acres) located in Lida Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Lida Valley Property"), and the other encompasses 70 placer claims (11,200 acres) located in Smokey Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Smokey Valley Property"). Pursuant to the Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to the Company and shall retain a 5% royalty, on which we shall have the option to purchase up to 4%, for $1,000,000 per 1%.

We are required to (1) make cash payments of $$725,000 over a four year period; (2) issue a total of 2,000,000 restricted shares of common stock over a four year period; and (3) comply with a work commitment of $1,500,000 within three years.  These requirements apply to both the Lida Valley Property and the Smokey Valley Property, and the Work Program requirements may be allocated to the respective properties at the discretion of the Company.

The Lida Valley Property encompasses claims previously included in agreements between the Company and GeoXplor, specifically the Purchase agreement between the Company and GeoXplor dated December 24, 2009.  This Agreement supersedes and replaces all prior agreements in respect to those claims.

ITEM 6.  EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on November 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated Dec 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between GeoXplor Corp. and the Company.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	June 14, 2012	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director Principal Executive, Financial and Accounting Officer