Form 10-K
period 2012-07-31
First Liberty Power Corp
filed 2012-11-13
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

(702) 675-1196
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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,502,073 (based on 37,551,834 shares held by non-affiliates and an April 30, 2012 closing market price of $0.04 per share) as of April 30, 2012, the last business day of the registrant’s most recently completed third quarter, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

166,808,870 shares of common stock issued and outstanding as of November 13, 2012

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

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "First Liberty" mean First Liberty Power Corp., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 7251 W. Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128.  Our telephone number is 702-675-8198.

Our common stock is quoted on the OTC QB under the symbol "FLPC".

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

On February 3, 2011, we entered into and closed a property acquisition and exploration rights agreements with New America Energy Corp. (“NECA”) for the claims identified within the Van-Ur Agreement, under which we retained certain residual and recovery rights to the claims. Certain payments due to the Company on June 3, 2011 were not paid, and on August 1, 2011, with an effective date of May 31, 2011, the parties executed an extension to the agreement, extending due dates through to October 3, 2011.  The outstanding payments were not  delivered by NECA, and we did not then exercise our rights to recovery under the agreements, therefore the claims fully reverted back to GeoXplor Corp.

On May 31, 2012, we entered into a purchase agreement with GeoXplor Corp. (“Lithium Agreement”). Under this Lithium Agreement, we have been granted an exclusive four year exploration license in regards to the two mineral properties described in the Lithium Agreement. One property encompasses 58 placer claims (9280 acres) located in Lida Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Lida Valley Property"), and the other encompasses 70 placer claims (11,200 acres) located in Smokey Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Smokey Valley Property"). The Lida Valley Property encompasses claims previously included in agreements between the Company and GeoXplor, specifically the Purchase agreement between the Company and GeoXplor dated December 24, 2009.  This Agreement supersedes and replaces all prior agreements in respect to those claims.

The claims identified in the Lithium Agreement are situated on undeveloped raw land.  We have undertaken exploration on these claims, and intend to undertake further exploration in the expectation of finding commercially viable deposits of Lithium / Lithium Carbonate.  This will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become our principal products.

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

However, in order to undertake the administrative and management operations of the Company, the Company has entered into consulting agreements to provide required services to the Company, with the particulars as follows.

•
On March 1, 2010, the Company entered into a consulting agreement with Mr. John Rud, wherein Mr. Rud has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  By mutual consent, this agreement was extended for an additional year under the same terms and conditions.  Mr. Rud resigned as a director in November 2011, and his agreement has ended.

•
On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. Mr. Hoak resigned as a director in March 2012, and his agreement has ended

•
On December 4, 2009, Mr. Glynn Garner was appointed President, Secretary, Treasurer, and a member of the board of directors of the Company.  Mr. Garner did not enter into any formal employment or consulting agreement at the time.  Mr. Garner resigned all of his officer and director positions on December 28, 2010, effective January 1, 2011.

•
On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. The services of Mr. Nicholson are provided to the Company through an agreement with LTV International Holdings Ltd., for which company Mr. Nicholson provides consulting service, as entered into on July 2, 2011, effective November 15, 2010.

•
Effective April 1, 2012, we entered into a consulting agreement with Robert B. Reynolds Jr., wherein Mr. Reynolds has agreed to provide, among other things, consulting services to the Company for a period of 12 months.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Executive Offices

The address of our principal executive office is 7251 W. Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128.  Our telephone number is 702-675-8198.

Mineral Properties

Lida Valley Property

A) Lithium Agreement:

Claims

On May 31, 2012, we entered into a purchase agreement with GeoXplor Corp. (“Lithium Agreement”). Under this Lithium Agreement, we have been granted an exclusive four year exploration license in regards to the two mineral properties described in the Lithium Agreement. One property encompasses 58 placer claims (9280 acres) located in Lida Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Lida Valley Property"), and the other encompasses 70 placer claims (11,200 acres) located in Smokey Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Smokey Valley Property"). These requirements apply to both the Lida Valley Property and the Smokey Valley Property, and the Work Program requirements may be allocated to the respective properties at the discretion of the Company.  The Lida Valley Property encompasses claims previously included in agreements between the Company and GeoXplor, specifically the Purchase agreement between the Company and GeoXplor dated December 24, 2009.  This Agreement supersedes and replaces all prior agreements in respect to those claims.

A Under the Lithium Agreement, the Company is required to:

Make Cash Payments - First Liberty shall pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $725,000, according to the following schedule:

(1)	Twenty-Five Thousand Dollars ($25,000.00) within 5 days of the execution of this agreement;

(2)	One-hundred Thousand Dollars ($100,000.00) to GeoXplor on or before December 31, 2012;

(3)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2013;

(4)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2014;

(5)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2015;

Stock Issuance – As additional consideration, the Purchase Price shall include the issuance of 2,000,000 Shares, subject to such conditions as may be imposed by the rules and regulations of the United States Securities and Exchange Commission, as follows:

(1)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2012;

(2)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2013;

(3)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2014;

(4)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2015;

Work Commitment – First Liberty shall expend not less than One Million Five-Hundred Thousand Dollars ($1,500,000) in Mineral Exploration and Development Testing ("Work"). The Work shall be scheduled according to the following schedule:

(1)	One Hundred Thousand Dollars ($100,000.00) on or before November 15, 2012;

(2)	Four-hundred Thousand Dollars ($400,000.00) on or before December 31, 2012;

(3)	Five-hundred Thousand Dollars ($500,000.00) on or before December 31, 2013;

(4)	Five-hundred Thousand Dollars ($500,000.00) on or before December 31, 2014;

Conditions for Transfer of Title and Subsequent Limitations –

(1)	At such time as the First Liberty has completed the required payments, work program and stock transfers, the Properties shall be transferred to First Liberty by Quitclaim Deed.

(2)
Concurrently with the transfer of title to First Liberty, First Liberty shall convey to GeoXplor a “Net Value Royalty” on production of lithium carbonate and other lithium minerals from the Properties measured by five percent (5%) of the gross proceeds received by the First Liberty from the sale or other disposition of lithium carbonate or other lithium compounds less (i) transportation of the product from the place of treatment to the purchaser, (ii) all handling and insurance charges associated with the transportation, and (iii) any taxes associated with the sale or disposition of the product (excluding any income taxes of First Liberty). First Liberty shall have the further right to purchase up to four percent (4%) of the Net Value Royalty, in whole percentage points, for One Million Dollars ($1,000,000) for each one percent (1%).

(3)
If First Liberty, its assignee or a joint venture including First Liberty, (i) delivers to its Board of Directors or applicable other management a feasibility study recommending mining of lithium carbonate or other lithium compound from the Properties and such Board of management authorizes implementation of a mining plan, or (ii) sells, options, assigns, disposes or otherwise alienates all or a portion of its interest in the Properties, First Liberty shall pay GeoXplor an additional bonus of Five Hundred Thousand Dollars ($500,000) in cash or Shares of First Liberty.  The election to obtain cash or shares of First Liberty shall be at the sole election of GeoXplor.

Lida Valley Claims, Esmeralda County, NV

Location and Access

The Lida Valley Property is located in South Western Nevada, approximately 150 miles north of Las Vegas and within 15 miles of the Montezuma peak. The project area has excellent infrastructure including a network of roads, railroads and cellular telephone coverage.

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

Exploration

In March of 2010, the Company commissioned a gravity survey on the Lida Valley Property, total cost of $85,287, undertaken by Hasbrouck Geophysics, Inc. of Prescott, Arizona, which report was completed in June 2010.  The gravity survey was conducted for lithium brine exploration over claims Lida Valley Property. The purpose of the survey was to map depth to bedrock or thickness of sediments, map any geologic structures that may be significant to the occurrence of lithium brine, and provide information for the selection and design of additional geophysical surveys.

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

Collectively, the three reports show several clear targets for further exploratory investigations. Drilling targets in both the southern end of the Property and in the northern area of the playa have been located based on the identification of several areas showing areas of low resistivity. The complete reports from Hasbrouck Geophysics from all exploration stages on the Property are currently available at the Company’s website, www.firstlibertystrategic.com.

Based on these results, in May 2011, the Company determined that the best and most efficient approach is to bypass seismic surveys, and proceed directly to a 3 – 5 hole drilling program, and therefore requested a work program estimate from GeoXplor, which has now been presented to the Company in October 2011.  The drill program, estimated at 3000m total, will target areas of significant Lithium brine potential identified by the Company's exploration program (i.e., areas marked by gravity lows and low resistivity) through certain initial holes followed by the remaining holes depending on first results. By penetrating the formations comprising the basin fill in the Lida Valley Property, the drill results will allow the Company to identify the concentration, if any, of Lithium and other constituents in the groundwater in these target zones. GeoXplor Corp., who will perform the drilling, estimates that each hole will require one week's time, with a budgeted cost of $343,000.

The Company is required to undertake a combined total of approximately $1,500,000 worth of work on the Lida Valley Property and Smokey Valley Property prior to December 2014.  The next steps for exploration, over the next year, are expected to be the drill program as indicated above.  If the results are positive for the drill program, we will base our next phase exploration program on those results, though we would expect additional drilling to be involved.

As of July 31, 2012 and to date, the exploration work undertaken has provided continued positive indications that additional exploration is warranted, but there are as of yet no known or proven reserves, and substantial additional exploration work must be undertaken on the Lida Valley Property in order to determine if a commercially viable reserve does exist.

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

Smokey Valley Claims, Esmeralda County, NV

Location and Access

The Smokey Valley Property is also located in South Western Nevada, approximately 170 miles north of Las Vegas and within 15 miles of the Montezuma peak, positioned North-West as opposed to South, as is the Lida Valley Property. The project area, off highway 265 approximately 5 miles from Silver Creek road, the location of the lithium producing Chemetall Foote project, has excellent infrastructure including a network of paved roads, railroads and cellular telephone coverage.

Regional & Property Geology

The Smokey Valley Property, adjacent to Clayton Valley, is also located in one of a group of inter-mountain basins in west-central Nevada and is surrounded by Cuprite Hills to the Northwest, Stonewall Mountains to the East and Slate Ridge to the Southwest. It has a playa floor of an estimated 15 square miles that receives surface drainage from an area of about 140 square miles. The playa floor contains erosion remnants of Lithium-rich rhyolite tuff and is surrounded by alluvial fan slopes of the mountain ranges.

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

Exploration

In the 1970’s USGS conducted a gravity survey covering Clayton Valley and the valley connecting Clayton Valley to Big Smoky where the Smokey Valley Property claims are located. The resulting maps show a relationship between the brine field in Clayton Valley and the deepest parts of the valley. The map also suggests that there is a height of bedrock between the Smoky Valley claims and Clayton Valley which may act as a barrier for water moving from Big Smoky Valley to Clayton Valley.  The USGS performed two exploratory drill holes in Big Smoky Valley, (not on Smoky Valley Property) as part of a program to evaluate the lithium resource potential of the basins adjacent to Clayton Valley. Hole BS13 was terminated to 675 feet, Lithium in sediments ranged from 48-365ppm averaging 160ppm, lithium in water ranged from 100-1,700ppb. Hole BS14 was terminated at 215 feet. Lithium in sediments ranged from 40-287ppm, averaging 150ppm, lithium in water ranged from 820-1300ppb.   These results were of indicative of the validity of additional work being performed on the Smoky Valley Property.

In February 2011, Hasbrouck Geophysics conducted a preliminary controlled source audio magnetotellurics / magnetotellurics (CSMAT/MT), the purpose of the survey was to determine if conductors that might be representative of lithium-bearing brine were present near a previously identified low value gravity anomaly.  This geophysical survey indicated the presence of predominant zones of lower resistivities, which are interpreted as salty, water-saturated sediments or highly fractured bedrock, of sufficient extent and depth to further warrant additional exploration activity.

In May 2012, First Liberty commissioned a Gravity Survey report at a cost of $74,000, which survey was completed by July 2012.

A total of 116 separate gravity stations were acquired along seven profiles, as shown in Figure 1, at nominal line and station spacings of one kilometer. The station locations were first located on a topographic map, uploaded to a hand-held Global Positioning System (GPS), and then staked in the field. Elevations of individual stations were acquired in the field with a Trimble GeoXH GPS unit and confirmed with elevations taken from USGS topographic maps. Because the survey was considered reconnaissance in nature, the generally better than one-half meter elevation accuracies of the stations were considered adequate.

From results of previous modeling conducted in the general area by the report author and other investigators, a density contrast between valley fill sediments and Paleozoic bedrock of 0.5 g/cm3 was chosen to best represent a two-layer case. All lines, except number 1, extended to outcrop at the beginning and/or ending stations and thus the depth to bedrock at those stations was considered as zero for modeling purposes. The middle of survey line number 1 was located near the base of the prominent cinder cone in the area with the idea that bedrock might be near the surface. The most accurate depth modeling results would require bedrock depths from drilling along the line(s) as constraints in the modeling. Since the survey was considered essentially reconnaissance, lines with identified bedrock outcrop at either or both ends were considered sufficiently accurate for the purposes of the survey.

There are two main factors that must be considered regarding target areas for lithium mineralization and concentration: 1) where is the source of the lithium, and 2) does a basin environment exist for the concentration of the lithium transported by meteoric water from the source In the Clayton Valley region it is thought that the source of the lithium is the dark gray lithium enriched rhyolite tuffs that outcrop near Montezuma Peak. Once lithium has been liberated into the water system it remains highly mobile and movement of the lithium with surface water and groundwater will follow basic hydrological principles. Hydrologic basins in Nevada consist of basin fill underlain by either low-permeability or permeable rock with water movement through the basin fill, permeable rock and along faults. Nothing more complex than a topographic low or closed basin is required to concentrate lithium-bearing water. For topographic lows with larger catchment areas there is a greater opportunity to accumulate lithium from wider sources. The water trapped in these lows may move through dipping aquifers until it reaches an impermeable barrier such as a fault scarp.

The complete Bouguer gravity map shown in Figure 2 is contoured from the total 116 stations, using Golden Software’s Surfer computer program (version 10.7.972), with a Bouguer slab density of 2.67 g/cm3. The bedrock depth map can be thought of as a thickness of sediments map, but because the surface elevation within the gravity survey area varies then the bedrock elevation map can often be more useful for identification of low bedrock areas.

If one reasonably assumes that lithium source material and transport mechanisms for this gravity survey area are present and similar to those that have supplied Clayton Valley lithium-bearing brines then areas with lower bedrock elevations (i.e., bedrock topographic lows) may be conducive to increased lithium-bearing brines concentration. Increased bedrock depth, or increased sedimentary thickness, and lower bedrock elevations that form a basin are present in the approximate middle of the survey area. This bedrock topographic low appears to be closed off to the south, but remains open to the north. The deepest portion of the bedrock low is modeled as about 1,850 meters below ground surface (bgs), or approximately -300 meters elevation, along line 7. Because no drilling results are available to those depths, the gravity modeling depths should be considered approximate. However, it is important that the gravity modeling results indicate the presence of a deep basin that extends over a large area particularly if an arbitrary depth of 600 meters is chosen to represent the boundaries of the basin. With such a large catchment area there is a greater opportunity to accumulate lithium from wider sources. On both the bedrock depth and elevation maps it appears that an additional small, closed basin at a depth of about 900 meters is present near the eastern one-third of line 3 (essentially centered between stations 313 and 314). Somewhat similarly, an anomalous area is present at about the western one-third of line 4 (near station 405) and also approximately three to four kilometers from the western beginning of line 7 (between about stations 705 and 706). These additional anomalous areas may or may not be related to the main bedrock topographic low. From these profiles (either A-A’ or BA’) it is apparent that significantly shallower bedrock is located at the southern end of the geophysically surveyed area, while the bedrock continues to deepen to the northern extent of the survey area.

Based on the interpretation of the modeled gravity data indicates a large topographic low, or basin, that appears to be closed off to the south but remains open to the north. This extensive basin area may be favorable for the accumulation of lithium-bearing brines, but additional investigations need to be conducted. Additional geophysical surveys will further determine the structure of the basin identified in this survey, and map the presence, dip and continuity of conductive zones within the basin.

Recommended additional geophysical surveys prior to drilling are: 1) extend the gravity survey along line 1 to the west and east and add one additional line one kilometer south of line 1 to better define the indicated southern basin closure, 2) acquire additional gravity data along at least two lines to the north, separated by one kilometer each, to determine if the basin closes in that direction, and 3) conduct controlled-source audio-magnetotellurics / magnetotellurics (CSAMT / MT) surveys in selected areas from the gravity survey(s) to determine if conductive zones, possibly indicative of lithium-bearing brines, are present and if so then to map the dip and continuity of those aquifer beds. It is estimated that to satisfy items number 1 and 2 above that approximately 60 additional gravity stations will be required. It is anticipated that nominally 100 CSAMT / MT stations will be sufficient to satisfy item number 3 above. After additional gravity data and new CSAMT / MT data are acquired, processed and interpreted then either reflection seismic surveys or drilling can be conducted. The reflection seismic surveys will detail any possible lithium-bearing brines beds (e.g., similar to the Main Ash and Lower Gravel Aquifers, amongst others, in Clayton Valley) and will map structure in greater detail than the other geophysical techniques.

At present, the Company does not have sufficient funds for the planned additional exploration program, and would need to raise additional capital either through obtaining additional loans, or through the sale of its common stock.  While initial arrangements have been made to accomplish the raising of additional funds, and the Company expects to be able to raise the required funds for the next phases of the exploration program, our success in doing so cannot be assured.

B) Uravan Claims, San Juan Country, Utah (“Van-Ur Property”)

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

The value of the mining property asset associated with this agreement has been divested from the Company’s financial statements, and as of July 31, 2012, the Company has recorded the gain on the transfer of the mineral property option in the amount of $75,000.

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

As the Company is no longer in possession of this property as at July 31, 2012, the provided data is for historical reference only.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol “FLPC”

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the two fiscal years ended July 31, 2012:

For the Quarter ended	High	Low
October 31, 2010	$0.65	$0.30
January 31, 2011	$0.49	$0.18
April 30, 2011	$0.44	$0.165
July 31, 2011	$0.33	$0.11
October 31, 2011	$0.10	$0.04
January 21, 2012	$0.08	$0.07
April 30, 2012	$0.05	$0.04
July 31, 2012	$0.05	$0.03

The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of our Common Stock

On July 31, 2012 the shareholders’ list of our common stock showed 15 registered shareholders and 82,001,834 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2012, we had not adopted an equity compensation plan and had not granted any stock options.

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

On January 11, 2012, the Company entered into a 13 month agreement with an unrelated third party for the provision of non-exclusive financial advisor, investment bank and placement agent services to the Company.  Pursuant to this agreement, the Company was required to issue 350,000 shares, which were issued in January 2012, and valued at $24,675 of which $12,390 has been expensed during the fiscal year ended July 31, 2012, and leaving a prepaid expense balance of $12,285.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of these 136,364 and 350,000 shares, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

According to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, 250,000 shares valued at $16,250, were issuable on the second anniversary of the Agreement, December 24 2011, which shares were issued in January 2012.

Further to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, a cash payment of $100,000 was required on December 15, 2011. On January 6, 2012, effective December 15, 2011, GeoXplor agreed to defer the payment until March 15, 2012, in exchange for the issuance of 500,000 compensation shares (issued January 2012 valued at $37,450), and the further issuance of 500,000 shares (issued in January 2012 valued at $28,500) to be held by GeoXplor as security against the Payment. Upon fulfilling the Payment obligations within the extension, these security shares are to be returned to the Company for cancellation.  If the Company does not complete in full the Payment obligation before March 15, 2012, such shares may be sold by GeoXplor with the proceeds applied towards any remaining amounts owing.   If there are proceeds in excess of the amounts owing, the excess shall be applied as a pre-payment towards exploration work obligations under the Lithium Agreement. According to an agreement between GeoXplor and the Company signed subsequent to the end of the period (May 31, 2012), effective as of March 15, 2012, all rights and obligations under the original agreement were replaced by those in the new agreement. The additional 500,000 shares, issued in January 2012 valued at $28,500, were agreed to be retained by GeoXplor as compensation and revalued at the effective date of the new agreement, March 15, 2012, for a value of $26,250.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of these 1,250,000 shares to GeoXplor, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

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

The 3,753,544 shares issued were in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person.  The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  No commissions or finder’s fees were paid by the Company in connection with the issuance of these shares.

On December 16, 2011, the Company received a total of $15,000 from the proceeds of the sale of 187,500 shares of its common stock under a private placement agreement, priced at $0.08 / share, which shares were issued in January 2012.  The purchaser has received 187,500 warrants, each with the right to purchase a share at the price of $0.08/share, valid through to December 15, 2013.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of these 187,500 pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

On April 16, 2012, the Company issued 250,000 shares, according to the terms of a consulting agreement with Mr. Robert B. Reynolds Jr., valued at $0.046/share for a total valuation of $11,500.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of 250,000 shares to Mr. Reynolds, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

The Company entered into an agreement on August 22, 2012 with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI” or “Seller”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of First Liberty to G8MI. The Company is further obligated to make a cash payment to G8MI in the amount of $100,000 on or before September 30, 2012, which amount has been paid in full, and by the way of loans to Group8 for property payments and exploration costs, i) $500,000 on or before October 30, 2012; ii) $500,000 on or before December 31, 2012; iii) $500,000 on or before February 28, 2013, and; iv) $500,000 on or before April 30, 2013. Group8 holds a fifty percent (50%) interest in and to certain Nevada limited liability companies, which hold interests in certain mining properties and milling operations in Nevada, pertaining to the mineral ore Stibnite (Antimony). Approximately $149,000 has been provided as of the date of this filing towards the development obligations under the Agreement.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of the 83,000,000 shares to G8MI, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Tangiers Capital has exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.	Under the Conversion Notice dated September 6, 2012, Tangiers converted a portion of the debt equal to $5,000 in exchange for shares at a rate of $0.01628 per share, for a total of 307,125 shares.
ii.	Under the Conversion Notice dated September 20, 2012, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.01658 per share, for a total of 603,318 shares.
iii.	Under the Conversion Notice dated October 24, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01673 per share, for a total of 896,593 shares.

As of the date of this filing, a total of $30,000 has been converted for a total issuance of 1,807,036 shares.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of the 1,807,036 shares to Tangiers, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended July 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Given these uncertainties, readers of this Annual Report on Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Liquidity & Capital

As of July 31, 2012, our cash balance was $35,948 which is s decrease from our cash balance of $74,576 at July 31, 2011.

As of July 31, 2012, our total current assets are $307,832 ($799,893 - July 31, 2011).  Our current liabilities are $794,097 ($439,009 – July 31, 2011).

At present, the Company’s cash position is insufficient to meet its obligations through to the end of the fiscal year, as we are not currently generating any revenues, and, over the next 12 months, we will require additional funds to meet our operating obligations and property payment / work program obligations, as well as the repayment of the convertible notes should they not be converted to equity prior to the maturity dates in February 22, 2013 and March 6, 2013.  At present, we anticipate our funding requirements to be approximately $925,000.   This estimate is comprised of $325,000 for required and additional exploration and maintenance expenditures on our Lithium properties, a further $600,000 to cover operating, debt and overhead costs.  Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration on the Lithium properties are required to accelerate their development.

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

In fiscal year 2012/2013 we anticipate that based on meeting our known obligations for general operations and for maintaining our two agreements current, we will be required to expend the following cash amounts:

Amount
General operating costs	$100,000
Professional Fees	75,000
Consulting Fees	125,000
Exploration / Maintenance Costs – Lida Valley (1)	325,000
Promissory Note, due December 2011, including estimated interest	300,000
Total	$925,000

(1)
The Company is required to expend $325,000 in exploration and other rights on the Property, in accordance with the Purchase Agreement dated May 31, 2012 between GeoExplor Corp. and First Liberty Power Corp.

If we are to acquire additional properties, or undertake additional operational activities, we would be required to raise additional capital.  There can be no assurance that we will be successful in raising the capital required to fund our planned expenditures or other additional activities.

Results of Operations

Our revenues since inception (March 28, 2007) to date have been $nil.   For the fiscal year ended July 31, 2012, our net loss increased to $1,092,712 from $740,098 in the prior year.

This increase was due almost entirely to additional shares and fees related to management consulting services, resulting in management and consulting fees of $429,100 in the current period.   Additional causes were in increase in Professional Fees to $296,521 ($71,300 – 2011) mostly from increased investments in IR activities.

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

Going Concern

In their audit report relating to our financial statements for the period ended July 31, 2012, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

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

We have audited the accompanying balance sheets of First Liberty Power Corp. (An Exploration Stage Company) (the “Company”) as of July 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended July 31, 2012 and for the period from inception (March 28, 2007) through July 31, 2012. First Liberty Power Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Liberty Power Corp (An Exploration Stage Company) as of July 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2012 and for the period from inception (March 28, 2007) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
November 9, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Audited)

	July 31, 2012	July 31, 2011
ASSETS
CURRENT ASSETS:
Cash in bank	$35,984	$74,576
Prepaid expense	251,848	550,317
Available for sale securities	20,000	175,000
Total current assets	307,832	799,893

PROPERTY:
Deposit on mineral property	319,950	240,000

OTHER ASSETS:
Unamortized financing fees	54,050	-

TOTAL ASSETS	$681,832	$1,039,893

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$81,590	$61,268
Accrued liabilities	12,730	40,992
Due to related parties – current portion	158,058	86,749
Convertible notes payable, net of unamortized discount	541,719	250,000
Total current liabilities	794,097	439,009

LONG TERM LIABILITIES:
Due to related party	42,866	-

Total liabilities	836,963	439,009

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 82,001,834 and 76,074,426 shares issued and outstanding in 2012 and 2011, respectively	82,002	76,074
Additional paid-in capital	2,270,872	1,808,603
Advances to related party	(206,500)	-
Accumulated other comprehensive loss	-	(75,000)
Deficit accumulated during the exploration stage	(2,301,505)	(1,208,793)
Total stockholders' equity (deficit)	(155,131)	600,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$681,832	$1,039,893

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Audited)

			Cumulative
			From Inception
	July 31,		(March 28, 2007)
	2012	2011	to July 31, 2012

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	83,725	123,820	314,236
General and administrative-
Management & consulting fees	429,100	613,274	1,248,432
Professional fees	296,521	71,300	440,901
General and administration	27,911	59,109	132,308
Total general and administrative expenses	753,532	743,683	1,821,641

LOSS FROM OPERATIONS	(837,257)	(867,503)	(2,135,877)

OTHER INCOME (EXPENSE):
Gain on sale of mineral property	-	155,000	155,000
Loss on investment	(230,000)	-	(230,000)
Interest expense	(23,711)	(26,617)	(64,706)
Exchange loss	(1,744)	(978)	(2,722)

TOTAL OTHER INCOME (EXPENSE)	(255,455)	127,405	(142,428)

NET LOSS	$(1,092,712)	$(740,098)	$(2,278,305)

COMPREHENSIVE LOSS
Change in market value of securities	-	(75,000)	(75,000)

COMPREHENSIVE LOSS	$(1,092,712)	$(815,098)	$(2,353,305)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.01)	$(0.01)
Comprehensive loss per common share-basic	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	79,652,276	68,926,172

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2012
(Audited)

						Deficit
						Accumulated	Accumulated
			Additional			During the	Other
	Common Stock		Paid-in	Stock	Advances to	Exploration	Comprehensive
	Shares	Amount	Capital	Payable	Related party	Stage	loss	Totals

Balance – March 28, 2007	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	43,200,000	43,200	-	-	-	(23,200)	-	20,000
Net loss for the period	-	-	-	-	-	(520)	-	(520)
Balance - July 31, 2007	43,200,000	43,200	-	-	-	(23,720)	-	19,480

Common stock issued for cash	24,975,000	24,975	21,525	-	-	-	-	46,500
Deferred offering costs	-	-	(13,750)	-	-	-	-	(13,750)
Forgiveness of related party debt	-	-	475	-	-	-	-	475
Net loss for the period	-	-	-	-	-	(41,576)	-	(41,576)
Balance July 31, 2008	68,175,000	68,175	8,250	-	-	(65,296)	-	11,129
							-
Net loss for the period	-	-	-	-	-	(20,196)	-	(20,196)
Balance July 31, 2009	68,175,000	68,175	8,250	-	-	(85,492)		(9,067)
							-
Common stock subscribed for cash- 720,000 shares	-	-	-	260,000	-	-	-	260,000
Common stock to be issued for services	-	-	-	64,973	-	-	-	64,973
Common stock issued for services	250,000	250	187,250	-	-	-	-	187,500
Net loss for the period	-	-	-	-	-	(383,203)	-	(383,203)
Balance July 31, 2010	68,425,000	68,425	195,500	324,973	-	(468,695)		120,203

Common stock subscribed for cash	970,000	970	484,030	(260,000)	-	-	-	225,000
Common stock to be issued for services	5,750,000	5,750	980,002	(64,973)	-	-	-	920,779
Common stock issued for property acquisitions	929,426	929	149,071	-	-	-	-	150,000
Change in market value of securities	-	-	-	-	-	-	(75,000)	(75,000)
Net loss for the period	-	-	-	-	-	(740,098)	-	(740,098)
Balance July 31, 2011 (audited)	76,074,426	$76,074	$1,808,603	$-	$-	$(1,208,793)	$(75,000)	$600,884

Common stock subscribed for cash	187,500	188	14,812	-	-	-		15,000
Common stock to be issued for services	736,364	736	50,439	-	-	-	-	51,175
Common stock issued for conversion of debt	3,753,544	3,754	298,218	-	-	-	-	301,972
Common stock issued for property acquisitions	1,250,000	1,250	78,700	-	-	-	-	79,950
Warrants granted for commission fees	-	-	20,100	-	-	-	-	20,100
Change in market value of securities	-	-	-	-	-	-	(155,000)	(155,000)
Realized loss on securities	-	-	-	-	-	-	230,000	230,000
Advances to related party	-	-	-	-	(206,500)	-	-	(206,500)
Net loss for the period	-	-	-	-	-	(1,092,712)	-	(1,092,712)
Balance July 31, 2012 (audited)	82,001,834	$82,002	$2,270,872	$-	$(206,500)	$(2,301,505)	$-	$(155,131)

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Audited)

			Cumulative
	July 31,		From Inception
			(March 28, 2007)
	2012	2011	To July 31, 2012
OPERATING ACTIVITIES:
Net loss	$(1,092,712)	$(740,098)	$(2,278,305)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Debt forgiven	-	-	475
Gain/Loss on sale of property	230,000	(155,000)	75,000
Stock based compensation, consulting services	407,745	493,277	1,095,263
Convertible note issued for service	22,500	-	22,500
Financing fees	71,269	-	71,269
Changes in net assets and liabilities -
Accrued interest	23,711	26,614	64,703
Prepaid expense	(8,602)	(1,400)	(10,185)
Change in unamortized fees	(51,500)	-	(51,500)
Accounts payable - trade	20,322	27,696	81,590
Accrued liabilities	-	(11,124)	-
Accounts payable – related parties	15,150	19,820	92,138
NET CASH USED IN OPERATING ACTIVITIES	(299,117)	(340,215)	(837,052)

INVESTING ACTIVITIES:
Proceeds on sale of property	-	10,000	(185,000)
Loan to other entity	(206,500)	-	(206,500)
NET CASH USED IN INVESTING ACTIVITIES	(206,500)	10,000	(391,500)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	15,000	225,000	566,500
Proceeds from Notes/Loans Payable	353,000	-	603,000
Proceeds from Related Party Debt	119,000	-	128,761
Payments on Related Party Debt	(19,975)	-	(19,975)
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	467,025	225,000	1,264,536

NET INCREASE (DECREASE) IN CASH	(38,592)	(105,215)	35,984

CASH – BEGINNING OF PERIOD	74,576	179,791	-
CASH – END OF PERIOD	$35,984	$74,576	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Change in prepaid, net	$19,972	$920,779	$73,077
Conversion of debt	$301,973	$-	$301,973
Convertible note issued for prepaid	$135,000	$-	$135,000
Shares issued for deposit on mineral property	$79,950	$-	$79,950

The accompanying notes are an integral part of these financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

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

Mineral Properties

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium carbonate and additional strategic minerals.  Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3) for the deemed value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required. As of July 31, 2012, the Company realized $230,000 in loss on investment, and reduced the value of the 500,000 shares of New American Energy common stock to $20,000.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding during the years ended July 31, 2012, and 2011.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 1 – Organization and summary of significant accounting policies (continued)

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2012 and 2011, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2012 and 2011, and expenses for the years ended July 31, 2012 and 2011, and cumulative from inception.  Actual results could differ from those estimates made by management.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of July 31, 2012, there has been no asset retirement obligations recorded.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

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

Note 3 – Mineral properties

A) Lithium Agreement:

On December 24, 2009, the Company entered into two property purchase agreements with GeoXplor Corp. (“GeoXplor”), which granted exclusive exploration licenses to the mineral properties described in the agreements for claims located in Esmeralda County, Nevada, for Lithium and Lithium Carbonate exploration.

Under these Lithium Agreements, the Company is required to:

1.	Make cash payments of $490,000 over a four-year period
	a.	Initial cash payments of $115,000 were made in November and December of 2010; and,
b. c.
A cash payment of $75,000 was required on December 24, 2010. On December 14, 2010, the parties agreed to defer this payment to February 7, 2011. On January 10, 2011, GeoXplor agreed to accept payment in the form of restricted common shares of the Company, in the amount of 179,426 shares, which shares were issued in June 2011; and,
Further to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, a cash payment of $100,000 was required on December 15, 2011. On January 6, 2012, effective December 15, 2011, GeoXplor agreed to defer the payment until March 15, 2012, in exchange for the issuance of 500,000 compensation shares (issued January 2012 valued at $37,450), and the further issuance of 500,000 shares (issued in January 2012 valued at $28,500) to be held by GeoXplor as security against the Payment. Upon fulfilling the Payment obligations within the extension, these security shares are to be returned to the Company for cancellation. If the Company does not complete in full the Payment obligation before March 15, 2012, such shares may be sold by GeoXplor with the proceeds applied towards any remaining amounts owing. If there are proceeds in excess of the amounts owing, the excess shall be applied as a pre-payment towards exploration work obligations under the Lithium Agreement. The additional 500,000 shares valued at $28,500 were later agreed to be retained by GeoXplor as compensation and revalued at the effective date of the new agreement, March 15, 2012, for a value of $26,250.

2.	Issue a total of 1,000,000 restricted shares of common stock over a three-year period

a.	250,000 shares of common stock were issuable upon execution of the Lithium Agreement; and
b.	250,000 shares were issuable on the first anniversary, December 24 2010, of the Lithium Agreement. In June 2011, the combined 500,000 shares were issued and valued at $50,000
c. d.
250,000 shares were issuable on the second anniversary, December 24 2011, of the Lithium Agreement, which shares were issued in January 2012 valued at $37,450.
There remains a further 250,000 shares to be issued on December 24, 2012.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 3 – Mineral properties (continued)

On May 31, 2012, the Company entered into a new purchase agreement with GeoXplor Corp. (the “Lithium Agreement”), which is effective as of March 15, 2012. Under this Agreement, the Company has been granted an exclusive four year exploration license in regards to the two mineral properties described in the Agreement. One property encompasses 58 placer claims (9280 acres) located in Lida Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Lida Valley Property"), and the other encompasses 70 placer claims (11,200 acres) located in Smokey Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Smokey Valley Property"). Pursuant to the Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to the Company and shall retain a 5% royalty, on which we shall have the option to purchase up to 4%, for $1,000,000 per 1%.

The Lithium Agreement is a replacement of all prior agreements pertaining to the Lida Valley claims contained within the Purchase Agreement dated December 24, 2009 between GeoXplor and the Company. This Agreement supersedes and replaces all prior agreements in respect to those claims.

Under the new Lithium Agreement, the Company is required to:

Make Cash Payments - First Liberty shall pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $725,000, according to the following schedule:

(1)	Twenty-Five Thousand Dollars ($25,000.00) within 5 days of the execution of this agreement, which were paid during the year ended July 31, 2012;
(2)	One-hundred Thousand Dollars ($100,000.00) to GeoXplor on or before December 31, 2012;
(3)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2013;
(4)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2014;
(5)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2015;

Stock Issuance – As additional consideration, the Purchase Price shall include the issuance of 2,000,000 Shares, subject to such conditions as may be imposed by the rules and regulations of the United States Securities and Exchange Commission, as follows:

(1)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2012;
(2)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2013;
(3)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2014;
(4)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2015;

Work Commitment – First Liberty shall expend not less than One Million Five-Hundred Thousand Dollars ($1,500,000) in Mineral Exploration and Development Testing ("Work"). The Work shall be scheduled according to the following schedule:

(1)	One Hundred Thousand Dollars ($100,000.00) on or before November 15, 2012;
(2)	Four-hundred Thousand Dollars ($400,000.00) on or before December 31, 2012;
(3)	Five-hundred Thousand Dollars ($500,000.00) on or before December 31, 2013;
(4)	Five-hundred Thousand Dollars ($500,000.00) on or before December 31, 2014;

As of date of this report, the Company has expended approximately $80,000 towards the required Word program.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 3 – Mineral properties (continued)

Conditions for Transfer of Title and Subsequent Limitations –

(1)	At such time as the Company has completed the required payments, work program and stock transfers, the Properties shall be transferred to the Company by Quitclaim Deed.

(2)
Concurrently with the transfer of title to First Liberty, First Liberty shall convey to GeoXplor a “Net Value Royalty” on production of lithium carbonate and other lithium minerals from the Properties measured by five percent (5%) of the gross proceeds received by the First Liberty from the sale or other disposition of lithium carbonate or other lithium compounds less (i) transportation of the product from the place of treatment to the purchaser, (ii) all handling and insurance charges associated with the transportation, and (iii) any taxes associated with the sale or disposition of the product (excluding any income taxes of First Liberty). First Liberty shall have the further right to purchase up to four percent (4%) of the Net Value Royalty, in whole percentage points, for One Million Dollars ($1,000,000) for each one percent (1%).

(3)
If First Liberty, its assignee or a joint venture including First Liberty, (i) delivers to its Board of Directors or applicable other management a feasibility study recommending mining of lithium carbonate or other lithium compound from the Properties and such Board of management authorizes implementation of a mining plan, or (ii) sells, options, assigns, disposes or otherwise alienates all or a portion of its interest in the Properties, First Liberty shall pay GeoXplor an additional bonus of Five Hundred Thousand Dollars ($500,000) in cash or Shares of First Liberty.  The election to obtain cash or shares of First Liberty shall be at the sole election of GeoXplor.

As of July 31, 2012, a total of $326,448 has been expended on exploration and claim maintenance activities.

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
JULY 31, 2012 AND 2011

Note 3 – Mineral properties (continued)

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 4 – Convertible notes payable

Tangiers Investors, LLC (“Tangiers”)

On February 23, 2012, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $102,500, less $2,500 for legal related costs and $10,000 fee to be paid to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of February 22, 2013. On March 7, 2012, the Company entered into another agreement with Tangiers for the same amount and terms with the maturity of March 6, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

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

The two (2) original issue discount notes were valued for $315,385, consists the principal amount of $205,000 and a discount of $110,385 which valued based on the 65% conversion rate. For the fiscal year ended July 31, 2012, $45,994 discount and $15,417 financing fee had been amortized and expensed.

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

Asher Enterprises Inc. (“Asher”)

On June 27, 2012, the Company entered into an agreement with Asher Enterprises, a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $63,000, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of March 27, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, Asher has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 58% multiplied by  the average of the three lowest closing prices during the ten (10) trading days prior to conversion notice.

The issued discount note was valued for $115,210, consists the principal amount of $63,000 and a discount of $45,621 which valued based on the 58% conversion rate. For the fiscal year ended July 31, 2012, $5,576 discount and $1,400 financing fee had been amortized and expensed.

The Company may prepay all or any portion of the aggregate principal amount and accrued interest within thirty (30) days of the date of execution of this Note, this Note may be prepaid in an amount equal to one hundred thirty percent (130%) of face value plus accrued interest; or after thirty-one (31) days after the execution of this Note but not later than sixty (60) days from the date of execution of this Note, this Note may be prepaid  in an amount  equal to  one  hundred thirty five percent  (135%)

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 4 – Convertible notes payable (continued)

of  face  value plus accrued interest; or after sixty-one (61) days after the execution of this Note but not later than ninety (90) days from the date of execution of this Note, this Note may be prepaid  in an amount  equal to  one  hundred forty percent  (140%)  of  face  value plus accrued interest; or after ninety-one (91) days after the execution of this Note but not later than one hundred fifty (150) days from the date of execution of this Note, this Note may be prepaid  in an amount  equal to  one  hundred forty five percent  (145%)  of  face  value plus accrued interest; or after fifty-one (151) days after the execution of this Note but not later than one hundred eighty (180) days from the date of execution of this Note, this Note may be prepaid  in an amount  equal to  one  hundred fifty percent  (150%)  of  face  value plus accrued interest. After the expiration of one hundred eightieth (180) days following the date of the Note, the Company shall have no right of prepayment.

Under the covenant of the Note agreement, the Company shall not, without the Holder’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of the Company, except loans, credits or advances (a) in existence or committed on the date hereof and which the course of business or (c) not in excess of $100,000. An event of default occurs if the Company breaches any material covenant or other material term or condition contained in the Note Agreement and such breach continue for a period of ten (10) days after written notice thereof to the Company from Asher. The Company has advances $206,500 to a related party pertaining to an acquisition subsequent to July 31, 2012; however, the Company does not believe this is in breach of the covenant, nor has it received any written notice as of the date of this filing to this effect.

Denali Equity Croup LLC. (“Denali”)

On June 28, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC, a Nevada limited liability company, that in consideration of the service, the Company shall issue a convertible note of $135,000 to Denali. The Consulting Service Agreement has a term of two (2) years. During the fiscal year ended July 31, 2012, the Company recorded $22,500 in consulting expense, which leaving a prepaid expense balance of $112,500. The Convertible Note Agreement with Denali is for the principal amount of $135,000 with interest at the rate of eight percent (8%) per annum, until the maturity date of June 30, 2014. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, Denali has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 90% multiplied by  the average of the two lowest closing prices during the ten (10) trading days prior to conversion notice.

The issued discount note was valued for $150,000, consists the principal amount of $135,000 and a discount of $15,000 which valued based on the 90% conversion rate. For the fiscal year ended July 31, 2012, $625 discount had been amortized and expensed.

The Company may prepay all or any portion of the aggregate principal amount and accrued interest within ninety (90) days of the date of execution of this Note, this Note may be prepaid in an amount equal to one hundred ten percent (110%) of face value plus accrued interest; or after ninety-one (91) days after the execution of this Note but not later than one hundred eighty (180) days from the date of execution of this Note, this Note may be prepaid  in an amount  equal to  one  hundred twenty percent  (120%)  of  face  value plus accrued interest; or on or after one hundred eighty-one (181) days from the date of execution of this Note, this Note may be prepaid in an amount equal to one hundred twenty five percent (125%) of face value plus accrued interest.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 4 – Convertible notes payable (continued)

Tonaquint Inc. (“Tonaquint)

On July 19, 2012, the Company entered into an agreement with Tonaquint Inc., a Utah corporation, an accredited investor, whereby Tonaquint Inc. loaned the Company the aggregate principal amount of $85,000, less $2,500 for legal related costs and $7,500 fee to be paid to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of April 19, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, Tonaquint has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 65% multiplied by  the average of the two lowest closing prices during the ten (10) trading days prior to conversion notice.

The issued discount note was valued for $130,769, consists the principal amount of $85,000 and a discount of $45,769 which valued based on the 65% conversion rate. For the fiscal year ended July 31, 2012, $1,526 discount and $735 financing fee had been amortized and expensed.

The Company may be prepay prior to the maturity date by paying an amount equal to the outstanding principal of the Note multiplied by one hundred fifty (150%) percent together with accrued and unpaid interest thereon, upon the express written consent from Tonaquint.

As of July 31, 2012, the Company had a balance of convertible notes payable of $704,775 net of unamortized discount of $163,055, and a balance of unamortized financing fee of $54,050. As of July 31, 2012, the Company had accrued and expensed $23,711 interest.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 6 – Related parties transactions

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500. During each period, a compensation expense was determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the prepaid expense (initially $187,500 from the initial issuance) accordingly each period, which amount was $121,415 was recorded as consulting expense during the fiscal year ended July 31, 2011, leaving a prepaid expense balance of zero. As of March 24, 2011, Mr. Hoak remained as a director and the Company issued a further 250,000 shares on July 15, 2011 valued at $75,000. A total of $48,493 and $26,507 has been recognized during the fiscal years ended July 31, 2012 and 2011, respectively, in respect to the 250,000 shares of common stock. The agreement also contains a provision for the cash payment of $2,500 a month during the term of the agreement. Mr. Hoak has resigned as a director in March 2012. The Company has a payable to Mr. Hoak of $55,798 and $40,798 as of July 31, 2012 and 2011, respectively.

As of July 31, 2012, the Company has a payable of $46,100 to a former officer and Director of the Company, which consists of an outstanding loan amount to the Company of $9,910 and expenses paid by this former officer and Director on behalf of the Company a total of $36,190. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company over a two year period. The terms of which agreement required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011 valued at $750,000, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. During each period, a compensation expense was determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the prepaid expense (initially $750,000 from the initial issuance) accordingly each period. The Company has recorded a total of $375,000 and $262,625 as consulting expenses during the fiscal year ended July 31, 2012 and 2011, which leaving a prepaid expense balance of $109,375 and $484,375 as of July 31, 2012 and 2011, respectively. As of July 31, 2012, there are no outstanding amounts owing under this agreement.

On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continues to March 30, 2013. In consideration for agreeing to provide such services, in April 2012, we issued to Mr. Reynolds 250,000 shares of our common stock, valued at $11,500. During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from prepaid expense accordingly in each period, which amount of $3,813 was recorded as consulting expense during the fiscal year ended July 31, 2012, leaving a prepaid expense balance of $7,687.

Subsequent to July 31, 2012, on August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of the Company to G8MI. Sanning Management is the sole owner of G8MI. On June 12, 2012, the Company entered into a loan agreement with Sanning Management, Ltd., wherein Sanning Management agrees to loan a sum of $119,000 to the Company with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014. As of July 31, 2012, the Company has a note payable to Sanning Management of $99,025.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 7 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,035,823 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended July 31,	2012	2011
Book loss for the year	$(1,092,712)	$(740,098)
Adjustments:
Exploration costs	-	-
Non-deductible stock compensation	470,745	493,277
Foreign currency gains	1,744	-
Other differences	252,500	-
Tax loss for the year	(367,723)	(246,821)
Estimated effective tax rate	35%	35%
Deferred tax asset	$128,703	$86,387

The total valuation allowance is $233,835. Details for the last two periods are as follows:

For the period ended July 31,	2012	2011
Deferred tax asset	$128,703	$86,387
Valuation allowance	(128,703)	(86,387)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of July 31, 2012 was $1,035,823 as itemized below:

Year	Amount	Expiration
2009	$20,196	2029
2010	$345,237	2030
2011	$246,821	2031
2012	$367,723	2032

Note 8 – Common stock

The Company is authorized to issue 540,000,000 shares of $.001 par value common stock. As of July 31, 2012 and 2011, 82,001,834 and 76,074,426 shares were issued and outstanding.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 8 – Common stock (continued)

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

On January 11, 2012, the Company entered into a 13 month agreement with an unrelated third party for the provision of non-exclusive financial advisor, investment bank and placement agent services to the Company.  Pursuant to this agreement, the Company was required to issue 350,000 shares, which were issued in January 2012, and valued at $24,675 of which $12,390 has been expensed during the fiscal year ended July 31, 2012, and leaving a prepaid expense balance of $12,285.

According to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, 250,000 shares valued at $16,250, were issuable on the second anniversary of the Agreement, December 24 2011, which shares were issued in January 2012.

Further to the Company’s Lithium Agreement with GeoXplor, detailed in Note 3 – Mineral Properties above, a cash payment of $100,000 was required on December 15, 2011. On January 6, 2012, effective December 15, 2011, GeoXplor agreed to defer the payment until March 15, 2012, in exchange for the issuance of 500,000 compensation shares (issued January 2012 valued at $37,450), and the further issuance of 500,000 shares (issued in January 2012 valued at $28,500) to be held by GeoXplor as security against the Payment. Upon fulfilling the Payment obligations within the extension, these security shares are to be returned to the Company for cancellation.  If the Company does not complete in full the Payment obligation before March 15, 2012, such shares may be sold by GeoXplor with the proceeds applied towards any remaining amounts owing.   If there are proceeds in excess of the amounts owing, the excess shall be applied as a pre-payment towards exploration work obligations under the Lithium Agreement. According to an agreement between GeoXplor and the Company signed subsequent to the end of the period (May 31, 2012), effective as of March 15, 2012, all rights and obligations under the original agreement were replaced by those in the new agreement. The additional 500,000 shares, issued in January 2012 valued at $28,500, were agreed to be retained by GeoXplor as compensation and revalued at the effective date of the new agreement, March 15, 2012, for a value of $26,250.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 9 –Marketable Securities and Investments

The following is a summary of available-for-sale marketable securities as of July 31, 2012 and 2011:

	July 31, 2012
	(i)	Cost	Unrealized Gain	Comprehensive (Losses)	Market or Fair Value
Equity securities		$250,000	$-	$(75,000)	$175,000
Total		$250,000	$-	$(75,000)	$175,000

	July 31, 2011
	(ii)	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities		$250,000	$-	$(230,000)	$20,000
Total		$250,000	$-	$(230,000)	$20,000

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

Note 10 – Subsequent Note

The Company entered into an agreement on August 22, 2012 with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI” or “Seller”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of First Liberty to G8MI. The Company is further obligated to make a cash payment to G8MI in the amount of $100,000 on or before September 30, 2012, which amount has been paid in full, and by the way of loans to Group8 for property payments and exploration costs, i) $500,000 on or before October 30, 2012; ii)   $500,000 on or before December 31, 2012; iii)   $500,000 on or before February 28, 2013, and; iv)   $500,000 on or before April 30, 2013.  Group8 holds a fifty percent (50%) interest in and to certain Nevada limited liability companies, which hold interests in certain mining properties and milling operations in Nevada, pertaining to the mineral ore Stibnite (Antimony).  Approximately $149,000 has been provided as of the date of this filing towards the development obligations under the Agreement.

Tangiers Capital (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.	Under the Conversion Notice dated September 6, 2012, Tangiers converted a portion of the debt equal to $5,000 in exchange for shares at a rate of $0.01628 per share, for a total of 307,125 shares.
ii.	Under the Conversion Notice dated September 20, 2012, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.01658 per share, for a total of 603,318 shares.
iii.	Under the Conversion Notice dated October 24, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01673 per share, for a total of 896,593 shares.

As of the date of this filing, a total of $30,000 has been converted for a total issuance of 1,807,036 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended July 31, 2012 and 2011, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of July 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of July 31, 2012:

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

Management's Remediation Initiatives

As of July 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended July 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position	Appointment
Don Nicholson	45	Director	Nov 29, 2010
Don Nicholson		CEO, President, Secretary, Treasurer	Jan 1, 2011
Robert Reynolds	57	Director	April 2, 2012
John Rud (1)	72	Vice President Exploration	Mar 1, 2010 – Nov 1, 2011
John Hoak(2)	60	Director	May 3, 2010 – April 1, 2012

(1)	Mr Rud resigned as VP Exploration on November 1, 2011.

(2)	Mr Hoak’s appointment of director expired April 1, 2012 while Robert Reynolds was appointed in his place.

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

Mr. Robert B. Reynolds Jr., Director

Mr. Reynolds had a 31-year career at the Ford Motor Company’s Buffalo Stamping Plant, where as a Journeyman Machine Repairman he headed-up repair projects that involved millions of dollars and required extensive planning and cost control methods. During this time, he was vigorously involved in the United Auto Workers (UAW) Union and at his retirement, Mr. Reynolds ended his union career as Vice President of UAW 897.  During his union involvement years, Mr. Reynolds participated in both local and national negotiations for the UAW.  Starting in 2002, Mr. Reynolds assumed the duties as the Buffalo Stamping Plant hourly coordinator of the “Ford Total Preventative Maintenance” program (FTPM) which included both, local and corporate accountability and responsibilities for all machine and building maintenance. In 2004, Mr. Reynolds was elected to the Hamburg Central School Board, thereby governing a $50 million dollar yearly school budget and actively pursued the State Education Department for enhancements for the school districts.  In 2006, Mr. Reynolds ran for and was elected to the Erie County Legislature and in 2007, retired from Ford Motor Company. As a County Legislator, he was nominated to the chairmanship of the finance and management committee where he administered the county’s $1 billion plus budget for the next 4 years.  In addition, during his time in the legislature, Mr. Reynolds also served on the Cornell Cooperative Extension Board of Directors and the Erie County Soil, Water and Conservation Board of Directors. His major role was overseeing their million dollar budgets and the future planning and expansion for the organizations.  Mr. Reynolds also served as chairman of the Erie County Farmland Protection Board and was appointed to the New York State Governor’s Agricultural Advisory Council in 2008.  Since 1999, he has served as Vice President of United Council Taxpayers Association and recently became Secretary of the Scranton/McKinley Taxpayers Association both, non-profit organizations in the Buffalo, NY area.  Mr. Reynolds graduated from Genesse Community College in 1974 with an Associate of Science degree.  Currently, he is employed at the Board of Elections for the County of Erie.  Mr. Reynolds does not presently serve as a director for any other public companies.

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

John Hoak, Former Director

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending July 31, 2012, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
John Hoak	Director	1	1	-
John Rud	Vice President, Exploration	1	1	-
Don Nicholson	CEO, President and Director	1	1	-

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2012 and 2011 are set out in the summary compensation table below:

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

    (Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don Nicholson (1)	2012	$36,000	0	$375,000	0	0	0	0	$411,000
John Rud (3)	2012	0	0	$16,048	0	0	0	0	$16,048
Don Nicholson (1)	2011	$17,500	0	$434,375	0	0	0	0	$451,875
Glyn Garner (2)	2011	$25,000	0	0	0	0	0	0	$25,000
John Rud (3)	2011	0	0	$79,731	0	0	0	0	$79,731

(1)
Mr.Nicholson has been our Principal Executive and Financial Officer since January 1, 2011.  Mr. Nicholson’s services are provided to the Company through an Executive Services contract with LTV International Holdings Ltd, therefore Mr. Nicholson is not directly compensated by the Company.  According to the terms of the contract, in order to obtain and retain the provision of these services, an amount of $2,500 / month is payable, and a one-time issuance of 5,000,000 shares to LTV International or assigns was required (issued July 15, 2011).

(2)	Mr. Garner resigned as our President and a Director on January 1, 2011.
(3)
John Rud has held the position of Vice President, Exploration, since Mar 1, 2010.  As part of Mr. Rud’s consulting contract commencing March 1, 2010, and as extended for a further year on Mar 1, 2011, he was issued a total of 500,000 shares, of which the earned value has been included in the above table, with a total of 145,889 remaining to be earned up to the expiry of the contract on February 28, 2012. Mr. Rud retired on November 1, 2011

(4)
Robert Reynolds has held the position of director, since April 2, 2012.  As part of Mr. Reynolds consulting contract commencing April 1, 2012, he was issued a total of 250,000 shares, of which the earned value has been included in the above table, with a total of $7,687  remaining to be earned up to the expiry of the contract on April 1, 2013.

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

•
On May 3, 2010, we entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continues to March 24, 2012. Mr. Hoak has resigned as a director in March 2012.

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

•
On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert Reynolds, wherein Mr. Reynolds has agreed to provide, among other things, consulting services to the Company for a period of 12 months.  Mr. Reynolds was appointed as a member of the board of directors of the Company on April 2, 2012.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Don Nicholson (1)	-0-	-0-	-0-	-0-	-0-
Robert Reynolds (2)	-0-	$11,500	-0-	-0-	$11,500
John Hoak (3)	$15,000	$48,493	-0-	-0-	$63,492

1.
Mr. Nicholson was appointed a director of the Company on November 29, 2010.  Please refer to the above Summary Compensation Table for amounts indirectly associated with Mr. Nicholson, for which a delineation between executive and director services is not made, therefore all costs are covered in the Executive Compensation.

2.
Mr. Reynolds has held the position of director, since April 2, 2012.  As part of Mr. Reynolds consulting contract commencing April 1, 2012, he was issued a total of 250,000 shares, of which the earned value has been included in the above table, with a total of $7,687 remaining to be earned up to the expiry of the contract on April 1, 2013.

3.
Mr. Hoak was appointed a director of the Company on May 3, 2010, effective March 24, 2010, and as part of a consulting agreement entered into for the provision of services, including that of acting as a director, Mr. Hoak was issued, in total, 500,000 shares, and was entitled to earn $2,500 / month.  Note that the compensation expense for the stock issuance is calculated based on the services provided during the current fiscal year and the fair market value of the shares issued.  Monthly compensation has been accrued but not paid.  Mr. Hoak resigned as a director on April 1, 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of November 13, 2012, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our current Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Glyn Garner	43,200,000	25.90%
Common Stock	Robert Reynolds	250,000	0.15%
Common Stock	Group8 Mining Innovations	83,000,000	49.76%
All officers / directors a Group (2)		27,916,667	16.74%

(1)	Based on 166,808,870 shares of our common stock outstanding.
(2)
Group8 Mining Innovations is 100% owned by Sanning Management Ltd., which firm is 33.34% owned by the spouse of Mr. Nicholson, a director/officer, is considered an indirect beneficial owner, therefore 27,666,667 shares are attributed to director/officer ownership in this calculation.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended July 31, 2012, De Joya Griffith, LLC, billed us for $10,800 in audit fees

Review Fees

De Joya Griffith, LLC, billed us $16,700 for reviews of our quarterly financial statements in 2012 that are not reported under Audit Fees above.

Tax and All Other Fees

We paid De Joya Griffith, LLC $4,800 for tax compliance, tax advice, tax planning or other work during our fiscal years ended July 31 2007 through 2012.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by De Joya Griffith & Company, LLC and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between GeoXplor Corp. and the Compan.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012. Confirm 10-Q/a
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporate by reference to Form 8-K filed with the SEC on August 28, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.INS	XBRL Instance Document	**
**To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	November 13, 2012	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2012	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Date:	November 13, 2012	By:	/s/ Robert B. Reynolds
		Name:	Robert B. Reynolds Jr.
		Title:	Director