Form 10-K/A
period 2012-07-31
First Liberty Power Corp
filed 2012-12-03
CIK 1415305

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

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to First Liberty Power Corp.’s annual report on Form 10–K for the fiscal year ended July 31, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between GeoXplor Corp. and the Compan.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012. Confirm 10-Q/a
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporate by reference to Form 8-K filed with the SEC on August 28, 2012.
31.1	Section 302 Certification - Principal Executive Officer	*
31.2	Section 302 Certification - Principal Financial Officer	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith**
101.INS	XBRL Instance Document	Filed herewith**
*Incorporated by reference to the Form 10-K filed with the SEC on November 13, 2012.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	December 3, 2012	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 3, 2012	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Date:	December 3, 2012	By:	/s/ Robert B. Reynolds
		Name:	Robert B. Reynolds Jr.
		Title:	Director