Form 10-Q
period 2012-10-31
First Liberty Power Corp
filed 2012-12-26
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

169,723,457 share of common stock issued and outstanding as of December 20, 2012.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited Consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months period ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	F -1
Consolidated Statements of Operations and Comprehensive Loss	F -2
Consolidated Statements of Cash Flows	F -3
Notes to Consolidated Financial Statements	F-4 to F-15

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	October 31, 2012	July 31, 2012
ASSETS
CURRENT ASSETS:
Cash in bank	$28,470	$35,984
Prepaid expense	85,072	251,848
Available for sale securities	5,500	20,000
Unamortized financing fees	36,642	54,050
Total current assets	155,684	361,882

PROPERTY & EQUIPMENT:
Property & equipment, net	4,314	-
Mill-site land	527,000	-
Mineral properties	319,950	319,950
Total property & equipment	851,264	319,950

TOTAL ASSETS	$1,006,948	$681,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$105,447	$81,590
Accrued interest	31,087	12,730
Due to related parties – current portion	229,618	158,058
Notes payable – current portion	350,000	-
Convertible notes payable, net of unamortized discount of $114,370 and $163,055, as of October 31, 2012 and July 31, 2012, respectively	611,664	541,719
Total current liabilities	1,327,816	794,097

LONG TERM LIABILITIES:
Note payable	120,000	-
Due to related party	99,025	42,866
Total liabilities	1,546,841	836,963

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 166,808,870 and 82,001,834 shares issued and outstanding as of October 31, 2012, and July 31, 2012, respectively	166,809	82,002
Additional paid-in capital	2,017,309	2,270,872
Advances to related party	(7,700)	(206,500)
Accumulated other comprehensive loss	(14,500)	-
Deficit accumulated during the exploration stage	(2,663,393)	(2,301,505)
Non-controlling interest	(38,418)	-
Total stockholders' deficit	(539,893)	(155,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,006,948	$681,832

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(Unaudited)

			Cumulative
	Three Months Ended		From Inception
	October 31,		(March 28, 2007) to
	2012	2011	October 31, 2012

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	-	10,125	314,236
General and administrative - management & consulting fees	96,649	143,702	1,345,081
Professional fees	175,167	39,852	616,068
General and administration	90,233	1,798	222,541
Total expenses	362,049	195,477	2,497,926

LOSS FROM OPERATIONS	(362,049)	(195,477)	(2,497,926)

OTHER INCOME (EXPENSE):
Gain on sale of mineral property	-	-	155,000
Loss on investment	-	-	(230,000)
Interest expense	(27,934)	(6,919)	(92,640)
Exchange loss	(1,089)	(1,744)	(3,811)

TOTAL OTHER EXPENSE	(29,023)	(8,663)	(171,451)

NET LOSS	$(391,072)	$(204,140)	$(2,669,377)

NET LOSS ATTRIBUTABLE to Non-controlling interest	(29,184)	-	(29,184)
NET LOSS ATTRIBUTABLE to the Company	(361,888)	(204,140)	(2,640,193)

COMPREHENSIVE LOSS
Change in market value of securities	(14,500)	(5,000)	(89,500)

COMPREHENSIVE LOSS	$(405,572)	$(209,140)	$(2,758,877)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)
Comprehensive loss per common share - basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	145,655,213	76,153,847

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
	Three Months Ended		From Inception
	October 31,		(March 28, 2007)
	2012	2011	to October 31, 2012
OPERATING ACTIVITIES:

Net loss	$(391,072)	$(204,140)	$(2,669,377)

Adjustments to reconcile net loss to net cash used in operating activities
Debt forgiven	-	-	475
Gain on sale of property	-	-	75,000
Stock based compensation, consulting services	102,396	128,703	1,197,659
Convertible note issued for service	67,500	-	90,000
Financing fees	91,098	-	162,367
Changes in net assets and liabilities
Accrued interest	18,357	6,919	83,060
Prepaid expense	(1,019)	(5,000)	(11,204)
Change in unamortized fees	17,408	(7,500)	(34,092)
Accounts Payable	14,970	14,242	96,560
Accounts payable – related parties	-	7,500	92,138
NET CASH USED IN OPERATING ACTIVITIES	(80,362)	(59,276)	(917,414)

INVESTING ACTIVITIES:
Proceeds on sale of property	-	-	(185,000)
Cash acquired from acquisitions	1,748	-	1,748
Loan to other entity	-	-	(206,500)
NET CASH USED IN INVESTING ACTIVITIES	1,748	-	(389,752)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	566,500
Proceeds from notes/loans payable	95,000	-	698,000
Payments on notes/loans payable	(50,000)	-	(50,000)
Proceeds from Related Party Debt	27,100	-	155,861
Payments on Related Party Debt	(1,000)	-	(20,975)
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	71,100	-	1,335,636

NET INCREASE (DECREASE) IN CASH	(7,514)	(59,276)	28,470

CASH – BEGINNING OF PERIOD	35,984	74,576	-
CASH – END OF PERIOD	$28,470	$15,300	$28,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Shares issued for acquisition (see Note 1)	$(234,910)	$-	$(234,910)
Change in prepaid, net	$-	$-	$73,077
Conversion of debt to equity	$46,154	$-	$348,127
Convertible note issued for prepaid	$-	$15,000	$135,000
Shares issued for deposit on mineral property	$-	$(128,703)	$79,950

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies

Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

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

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of the Company to G8MI plus one hundred thousand dollars ($100,000) cash payment to G8MI. Further, pursuant to the Agreement, the Company is required to undertake certain loan payments to Group8 aggregating a total of $2,000,000 for associated property payments and exploration costs as follows: (a) $500,000 on or before October 30, 2012; (b) $500,000 on or before December 31, 2012; (c) $500,000 on or before February 28, 2013; and (d) $500,000 on or before April 30, 2013.

In accordance with ASC 805, “Business Combinations”, and in particular ASC 805-50-25, the acquisition of Group8 is accounted for as an asset purchase without goodwill as Group8 did not meet the definition of a business per ASC 805 at the time of the acquisition. The acquisition is between related parties; therefore, the assets and liabilities assumed are recorded at their cost basis with no goodwill recorded.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

A summary of the purchase price allocation is as follows:

Assets acquired:
Cash and cash equivalents	$35,623
Prepaid expenses and other	2,100
Advances to related party	7,700
Property and equipment, net	4,314
Mill-site land	527,000
Total assets acquired	$576,737

Liabilities assumed:
Accounts payable	$8,887
Due to related party	241,994
Note payable	470,000
Total liabilities assumed	$720,881
Non-controlling interest	9,234
Net assets acquired	$(134,910)

Purchase price	$(134,910)

As of October 31, 2012, the Company made a $41,575 cash payment to G8MI which was applied against the $100,000 obligation under the agreement to acquire Group8, and a payable to related party of $58,425 has been recorded. The 83,000,000 shares of the Company issued to G8MI are valued at $(234,910), the net assets acquired less the $100,000 cash payment. The fair value of the 83,000,000 shares at the acquisition date was $2,490,000, which represents a deemed distribution to related party of $2,724,910.

Basis of Presentation

As a result of the acquisition, the accompanying consolidated financial statements include the operations of G8 Minerals since August 23, 2012.  The accompanying consolidated financial statements also include the operations of the Company, its 50% owned subsidiary Central Nevada Processing Co. LLC (CNPC) and its 50% owned subsidiary Stockpile Reserves LLC (SRL).   CNPC and SRL are both considered variable interest entities (VIE) for which the Company is the primary beneficiary.

The Company consolidates all entities in which the Company holds a “controlling financial interest.” For voting interest entities, the Company is considered to hold a controlling financial interest when the Company is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (“VIEs”), the Company is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. For VIEs, a primary beneficiary is a party that has both: (1) the power to direct the activities of a VIE that most significantly impact that entity's economic performance, and (2) the obligation to absorb losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity's equity.

All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

necessary to make the financial statements not misleading have been included. Operating results for the three months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending July 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2012 filed with the Securities and Exchange Commission

Cash and Cash Equivalents

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

Business Combinations – Valuation of Acquired Assets and Liabilities

Allocations of purchase price for business combinations are based on estimates of the fair value of consideration paid and the net assets acquired. Accounting for business combinations requires estimates and judgments as to expectations of future cash flows for acquired businesses and the allocation of those cash flows to identifiable tangible and intangible assets in determining the estimated fair values of assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets and liabilities, including contingent consideration, are based on management’s estimates and assumptions, utilizing customary valuation procedures and techniques. Contingent consideration is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. If actual results differ significantly from the estimates and judgments used in determining the estimated fair values of assets and liabilities recorded as of the date of acquisition, these differences could result in a possible impairment of recorded assets, including intangible assets and goodwill, or require acceleration of amortization expense of finite-lived intangible assets.

Long-lived assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360-10, “Property, Plant and Equipment” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3) for the deemed value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required. As of October 31, 2012, the Company realized $14,500 in loss on investment, and reduced the value of the 500,000 shares of New American Energy common stock to $5,500.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2012, and July 31, 2012, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2012, and July 31, 2012, and expenses for the quarters ended October 31, 2012, and 2011, and cumulative from inception.  Actual results could differ from those estimates made by management.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of October 31, 2012, there has been no asset retirement obligations recorded.

Reclassification

Certain amounts in the consolidated balance sheets as of July 31, 2012 have been reclassified to be consistent with the current period presentation. Unamortized financing fee of $54,050, previously included in other assets is now included in the current assets. The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $(2,669,377)  and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 3 – Mineral properties (continued)

Under the new Lithium Agreement, the Company is required to:

Make Cash Payments - First Liberty shall pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $725,000, according to the following schedule:

(1)	Twenty-Five Thousand Dollars ($25,000.00) within 5 days of the execution of this agreement, which amount was paid during the year ended July 31, 2012;
(2)	One-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2012;
(3)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2013;
(4)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2014;
(5)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2015;

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

Work Commitment – First Liberty shall expend not less than One Million Five-Hundred Thousand Dollars ($1,500,000) in Mineral Exploration and Development Testing ("Work"). The Work shall be scheduled according to the following schedule:

(1)	One Hundred Thousand Dollars ($100,000.00) on or before November 15, 2012, which amount remains outstanding as of the date of this filing;
(2)	Four-hundred Thousand Dollars ($400,000) on or before December 31, 2012;
(3)	Five-hundred Thousand Dollars ($500,000) on or before December 31, 2013;
(4)	Five-hundred Thousand Dollars ($500,000) on or before December 31, 2014;

As of date of this report, the Company has expended approximately $80,000 towards the required work program.

Conditions for Transfer of Title and Subsequent Limitations

(1)	At such time as the Company has completed the required payments, work program and stock transfers, the Properties shall be transferred to the Company by Quitclaim Deed.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 3 – Mineral properties (continued)

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

As of October 31, 2012, a total of $326,448 has been expended on exploration and claim maintenance activities.

B) San Juan Agreement:

Subsequent to the end of the current reporting period, on November 6, 2012, we entered into a purchase agreement with GeoXplor Corp. (“Agreement”). Under this Agreement, we have been granted an exclusive five year exploration license in regards to a mineral property described in the Agreement. The mineral property encompasses 13 lode claims (260 acres) located in the Canyon Country District, San Juan County, Utah for Vanadium and Uranium exploration (the "San Juan Property").  Pursuant to the Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the San Juan Property to the Company and shall retain a 3% royalty, on which we shall have the option to purchase up to 2%, for $1,000,000 per 1%.

We are required to (1) make cash payments of $500,000 over a five year period; (2) issue a total of 3,000,000 restricted shares of common stock over a five year period; and (3) comply with a work commitment of $1,000,000 within three years.

The San Juan Property encompasses certain claims previously included in agreements between the Company and GeoXplor, and this Agreement supersedes and replaces all prior agreements in respect to those claims.

Note 4 – Convertible notes payable

Tangiers Investors, LLC (“Tangiers”)

On February 23, 2012, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $102,500, less $2,500 for legal related costs and $10,000 fee to be paid to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of February 22, 2013. On March 7, 2012, the Company entered into another agreement with Tangiers for the same amount and terms with the maturity of March 6, 2013. On August 31, 2012 the Company entered into a third agreement with Tangiers for $20,000 with an interest rate of ten percent (10%) per annum, until the maturity date of February 8, 2013.  The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, Tangiers has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall be equal to 65% multiplied by  the average of the two lowest closing prices during the ten (10) trading days prior to conversion notice.

Note 1 and Note 2 are original issue discount notes valued for $315,385 consisting of principal of $205,000 and a discount of $110,385 which was valued based on the 65% conversion rate. During the quarter ended October 31, 2012, the Company converted $30,000 principal amount of Note 1 to shares of common stock, which reduced $46,154 from the value of the notes. See Note 6 for share conversion. For the quarter ended October 31, 2012, $42,211 discount and $9,250 financing fee had been amortized and expensed.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

Note 3 provides Tangier the option until the repayment date, to convert the note to shares of the Company’s common stock at a fixed price of $0.02 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. For the quarter ended October 31, 2012, $7,578 financing fees had been amortized and expensed.

The Company may prepay all or any portion of the aggregate principal amount and accrued interest within ninety (90) days of the date of issuance in an amount equal to one hundred twenty percent (120%) of face value plus accrued interest; or after ninety-one (91) days after the date of issuance of this Note but not later than one hundred eighty (180) days in an amount equal to one hundred forty percent (140%) of face value plus accrued interest; or if on or after one hundred eighty-one (181) days from the date of issuance, upon the express written consent from Tangiers. The Company has provided Tangiers with 896,593 shares of New America as collateral for the Notes.

Asher Enterprises Inc. (“Asher”)

On June 27, 2012, the Company entered into an agreement with Asher Enterprises, a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $63,000, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of March 27, 2013.  On August 2, 2012, the Company entered into another agreement with Asher Enterprises for $27,500, less $2,500 for legal related cost, together with an interest rate of eight present (8%) and with the maturity of May 6, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, Asher has the right to convert this Note into restricted common shares of the Company.

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

The two (2) original issue discount notes valued for $156,035, consisting of principal of $90,500 and a discount of $38,282 which wasvalued based on the 58% conversion rate for both notes. For the quarter ended October 31, 2012, $21,677 discount and $5,825 financing fee had been amortized and expensed.

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

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Note 4 – Convertible notes payable (continued)

Denali Equity Croup LLC. (“Denali”)

On June 28, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC, a Nevada limited liability company, that in consideration of the service, the Company shall issue a convertible note of $135,000 to Denali. The Consulting Service Agreement has a term of two (2) years. During the quarter ended October 31, 2012, the Company recorded $67,500 in consulting expense, leaving a prepaid expense balance of $45,000. The Convertible Note Agreement with Denali is for the principal amount of $135,000 with interest at the rate of eight percent (8%) per annum, until the maturity date of June 30, 2014. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, Denali has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 90% multiplied by  the average of the two lowest closing prices during the ten (10) trading days prior to conversion notice.

The issued discount note was valued for $150,000, consisting of principal of $135,000 and a discount of $15,000 which was valued based on the 90% conversion rate. For the quarter ended October 31, 2012, $1,875 discount had been amortized and expensed.

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

Tonaquint Inc. (“Tonaquint”)

On July 19, 2012, the Company entered into an agreement with Tonaquint Inc., a Utah corporation, an accredited investor, whereby Tonaquint Inc. loaned the Company the aggregate principal amount of $85,000, less $2,500 for legal related costs and $7,500 fee to be paid to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of April 19, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, Tonaquint has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall be equal to 65% multiplied by  the average of the two lowest closing prices during the ten (10) trading days prior to conversion notice.

The issued discount note was valued for $130,769, consisting of principal of $85,000 and a discount of $45,769 which was valued based on the 65% conversion rate. For the quarter ended October 31, 2012, $15,256 discount and $7,333 financing fee had been amortized and expensed.

The Company may prepay prior to the maturity date by paying an amount equal to the outstanding principal of the Note multiplied by one hundred fifty (150%) percent together with accrued and unpaid interest thereon, upon the express written consent from Tonaquint.

As of October 31, 2012, the Company had a balance of convertible notes payable of $726,034 net of unamortized discount of $114,370 and a balance of unamortized financing fee of $36,642. As of October 31, 2012, the Company had accrued and expensed $28,027 interest.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500, which has been fully earned and expensed as of March 24, 2012. The agreement also contains a provision for the cash payment of $2,500 a month during the term of the agreement. Mr. Hoak has resigned as a director in March 2012. The Company has a payable to Mr. Hoak of $55,798 and 55,798 as of October 31, 2012 and July 31, 2012, respectively.

As of October 31, 2012, the Company has a payable of $46,100 to a former officer and Director of the Company, which consists of an outstanding loan amount to the Company of $9,910 and expenses paid by this former officer and Director on behalf of the Company for a total of $36,190. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company over a two year period. The terms of which required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011 valued at $750,000, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. During each period, a compensation expense was determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the prepaid expense (initially $750,000 from the initial issuance) accordingly each period. The Company has recorded a total of $93,750 as consulting expenses during the quarter ended October 31, 2012 and 2011, leaving a prepaid expense balance of $15,625 and $109,375 as of October 31, 2012 and July 31, 2012respectively. As of October 31, 2012, there are no outstanding amounts owing under this agreement.

On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continues to March 30, 2013. In consideration for agreeing to provide such services, in April 2012, we issued to Mr. Reynolds 250,000 shares of our common stock, valued at $11,500. During each period, a compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from prepaid expense accordingly in each period, which amount of $2,889 was recorded as consulting expense during the quarter ended October 31, 2012, leaving a prepaid expense balance of $4,788.

On June 12, 2012, the Company entered into a loan agreement with Sanning Management, Ltd., wherein Sanning Management agrees to loan a sum of $119,000 to the Company with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014. As of October 31, 2012, the Company has a note payable to Sanning Management of $99,025 and accrued interest of $3,060.   Sanning Management is the 100% owner of Group8 Mining Innovations.

Note 6 – Common stock

The Company is authorized to issue 540,000,000 shares of $.001 par value common stock. As of October 31, 2012 and July 31, 2012, 166,808,870 and 82,001,834 shares were issued and outstanding.

On August 22, 2012, the Company issued 83,000,000 shares, in exchange for 81% interest in G8MI.  The 83,000,000 shares of the Company issued to G8MI are valued at $(234,910), the net asset acquired less the $100,000 cash payment. The fair value of the 83,000,000 shares at the acquisition date was at $0.03/share for a total valuation of $2,490,000, which represents a deemed distribution to related party of $2,724,910

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 6 – Common stock (continued)

Tangiers Capital (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.
Under the Conversion Notice dated September 6, 2012, Tangiers converted a portion of the debt equal to $5,000 in exchange for shares at a rate of $0.01628 per share, for a total of 307,125 shares, which were valued at $7,692.

ii.
Under the Conversion Notice dated September 20, 2012, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.01658 per share, for a total of 603,318 shares, which were valued at $15,385.

iii.
Under the Conversion Notice dated October 24, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01673 per share, for a total of 896,593 shares, which were valued at $23,077.

Subsequent to the period end, Tangiers Capital exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.	Under a Conversion Notice dated December 7, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01202 per share, for a total of 1,247,920 shares.

As of the date of this filing, a total of $45,000 has been converted for a total issuance of 3,054,956 shares.

Note 7 –Marketable Securities and Investments

The following is a summary of available-for-sale marketable securities as of October 31, 2012 and 2011:

	October 31, 2012
	Cost	Unrealized (Gain)	Unrealized (Losses)	Market or Fair Value
Equity securities	$20,000	$-	$(14,500)	$5,500
Total	$20,000	$-	$(14,500)	$5,500

	July 31, 2012
	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$250,000	$-	$(230,000)	$20,000
Total	$250,000	$-	$(230,000)	$20,000

The cost of available-for-sale marketable securities was originally valued at $250,000 based on the fair value of the shares on the issuance date. During the fiscal year ended July 31, 2012, the Company realized an other-than-temporary loss of $230,000 on the securities, which resulted in an adjusted cost basis of $20,000. The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FASB ASC 320-10, Investments-Debt & Equity Securities. Under FASB ASC 320-10, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 8 –Subsequent Note

Subsequent to the end of the current reporting period, on November 6, 2012, we entered into a purchase agreement with GeoXplor Corp. (“Agreement”). Under this Agreement, we have been granted an exclusive five year exploration license in regards to a mineral property described in the Agreement. The mineral property encompasses 13 lode claims (260 acres) located in the Canyon Country District, San Juan County, Utah for Vanadium and Uranium exploration (the "San Juan Property").  Pursuant to the Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the San Juan Property to the Company and shall retain a 3% royalty, on which we shall have the option to purchase up to 2%, for $1,000,000 per 1%.

We are required to (1) make cash payments of $500,000 over a five year period; (2) issue a total of 3,000,000 restricted shares of common stock over a five year period; and (3) comply with a work commitment of $1,000,000 within three years.

The San Juan Property encompasses certain claims previously included in agreements between the Company and GeoXplor, and this Agreement supersedes and replaces all prior agreements in respect to those claims.

On August 31, 2012, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP. Under the agreement, amongst other terms, The Company is obligated to issue certain shares in payment of a Commitment Fee.  Subsequent to the period ending October 31, 2012, on December 7, 2012, the Company issued 1,666,667 shares pursuant to the first tranche of this requirement.

Subsequent to the year end, Tangiers Capital exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.	Under a Conversion Notice dated December 7, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01202 per share, for a total of 1,247,920 shares.

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

Our Current Business

We are an exploration stage company engaged in the exploration and development of mineral properties.

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

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby the Company acquired 81% of the total issued and outstanding shares of Group8. Group8 holds a 50% interest in Central Nevada Processing Co. LLC (CNPC) and a 50% interest in Stockpile Reserves LLC (SRL).  As a result of the acquisition, the Company has an effective 40.5% interest in each of CNPC and SRL.   SRL is a Antimony mining company having a mineral property known as the Fencemaker mine, located in the Stillwater Range of west central Nevada, approximately 194 kilometers northeast of the city of Reno, Nevada, and more locally approximately 60 kilometers east-southeast of the town of Lovelock, and which consists of five unpatented contiguous mining claims that cover a total of 100.0 acres (40.47 hectares).  The Fencemaker Mine was established and first shipped antimony ore in the 1880s, with intermittent minor production continuing until the 1990's.

SRL recently completed a Phase 1 program of reverse circulation (RC) drilling that was initiated in July 2012 to test the down dip and strike extension of mineralization known to be present in the Fencemaker Mine. This program consisted of a total of 2350 feet (716 m) from thirteen (13) holes collared in the hanging wall of the structure.  Highest value recorded was 18.65% Sb (Stibnite or Antimony ore) from drill hole FM-02 at the 35 to 40 foot (10.7 to 12.2 m) interval below surface. High-grade mineralization exists to a depth of a minimum of 110 feet (33.5 m) below surface. A cut-off grade of 0.40% Sb was selected for an NI43-101 and SEC compliant Inferred Mineral Resource. That Inferred Mineral Resource is from five individual blocks totaling 34,125 short tons with an average grade of 2.92% Sb. Within this estimated total resource higher grade blocks, up to 10,500 tons of 4.17% Sb are present.  Analysis for gold in the drill samples shows a zone of anomalous (up to 294 ppb Au; 0.294 g/t Au).

All necessary permitting has been established to commence mining operations, and the Fencemaker mine could be in operation as early as late March 2013, subject to receiving additional funding from the Company.

CNPC, with a property permitted for mineral processing in Lovelock, Nevada, will undertake the milling of the Stibnite (Antimony) ore extracted from the Fencemaker mine, and refine it to approximately 55 to 60% purity, at which point it will be sold at market price for grade.   This milling operation, again subject to additional funding from the Company, can be operational as early as late March, 2013.

Subsequent to the end of the current reporting period, on November 6, 2012, we entered into a purchase agreement with GeoXplor Corp. (“San Juan Agreement”). Under this Agreement, we have been granted an exclusive five year exploration license in regards to a mineral property described in the San Juan Agreement. The  property is comprised of 13 lode claims, totaling 260 acres (the "San Juan Property"), located within the Colorado Plateau near the Utah-Colorado border. A preliminary radon survey was completed on the San Juan Property in 2009 and it indicated an anomalous east-west radiometric trend. The sizes of the anomalies appear to be very similar to the size of the high grade vanadium-uranium beds mined from the nearby Firefly, Gray Daun and Vanadium Queen Mines. This channel system, which was already delineated by a previously completed radon survey, is part of the system that hosts the Pandora and Beaver Shaft mines - both of which are producing Uranium and Vanadium ore that is transported to and processed at the Dennison Mill located near Blanding Utah.

The claims identified in the Lithium and San Juan Agreements are situated on undeveloped raw land.  Exploration work has been undertaken on all of the claims, and we intend to undertake further exploration in the expectation of finding commercially viable deposits of Lithium brine, Vanadium and Uranium, respectively.  In respect to these exploration properties, exploration will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become our principal products.   For the Fencemaker Project and related milling operation, the Company, subject to completing its funding obligations, expects to be able to commence mining and milling operations through SRL and CNPC, initially on a trial scale, in the first and second calendar quarters of 2013.  Based on those results, we would anticipate being able to ramp up to the permitted capacity of 36,500 tonnes/year of ore.

Our exploration programs will be exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility. Our mining and milling operations are not yet established and operational, and are subject to further funding by the Company in order to be completed and initiated, and are subject to start-up risks associated with initiating underground mining operations and milling operations, which may delay or prevent our mining and milling operations.  We have not yet generated or realized any revenues from our business operations.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

As of October 31, 2012, our cash balance was $28,470 which is a decrease from our cash balance of $35,984 at July 31, 2012.

As of October 31, 2012, our total current assets are $155,684 ($361,882 - July 31, 2012), which decrease is primarily attributable to the decrease in prepaid expenses from $251,848 at July 31, 2012 to $85,072, primarily as a result of the expensing of stock based compensation.  Our current liabilities are $1,327,816 ($794,097 – July 31, 2012), the increase of which is primarily as a result of $350,000 of notes payable (compared to $nil as at July 31, 2012) maturing within the next two fiscal quarters. Borrowings from related parties increased too from $158,058 at July 31, 2012 to $229,618 at the end of the current period

At present, the Company’s cash position is insufficient to meet its obligations through to the end of the fiscal year, as we are not currently generating any revenues, and, over the next 12 months, we will require additional funds to meet our operating obligations and property payment / work program obligations, as well as the repayment of the convertible notes should they not be converted to equity prior to the maturity dates in February 22, 2013 and March 6, 2013.  At present, we anticipate our funding requirements to be approximately $3,200,000.   This estimate is comprised of $600,000 for required and additional exploration and maintenance expenditures on our Lithium properties, $100,000 for required and additional exploration and maintenance expenditures on our Vanadium/Uranium property, approximately $1,700,000 for required development expenditures on our Antimony property, and a further $800,000 to cover operating, debt and overhead costs.  Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration / development on our properties are required to accelerate their development.

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

Results of Operations

Our revenues since inception (March 28, 2007) to date have been $nil.   For the quarter ended October 31, 2012, our comprehensive net loss increased to $405,572 from $209,140 in October 31, 2011.   The increase in net loss occurred primarily from professional fees increasing from $39,852 in the comparable prior quarter to $175,167 in the current quarter, which increase is reflective of additional costs associated with recent acquisitions, as well as certain stock based compensation costs for professional fees.

Should the Company be successful in raising additional capital and completing its payment obligations, and the Fencemaker mine and related milling operation become operation as planned within the first and second calendar quarters of 2013, the Company would anticipate obtaining its first revenues from operations.  The profitability of such operations can’t yet be determined until all cost structures are known, and operations ramp up to full production levels.

We have incurred recurring losses from operations. The continuation of our Company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have successfully raised additional capital through equity offerings and loan transactions in the past, and presently believe we will be able to do so in the future, though we can offer no assurance of this outcome as no specific arrangements are in place.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of October 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of October 31, 2012:

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

Management's Remediation Initiatives

As of October 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended October 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI” or “Seller”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of First Liberty to G8MI, together with a cash payment to G8MI in the amount of $100,000, which amount has been paid in full.  Furthermore, the Company is obligated to provide by the way of loans to Group8, funds for property payments and exploration costs, i) $500,000 on or before October 30, 2012; ii)   $500,000 on or before December 31, 2012; iii)   $500,000 on or before February 28, 2013, and; iv)   $500,000 on or before April 30, 2013.  Group8 holds a fifty percent (50%) interest in and to certain Nevada limited liability companies, which hold interests in certain mining properties and milling operations in Nevada, pertaining to the mineral ore Stibnite (Antimony).  Approximately $180,000 has been provided as of the date of this filing towards the payment and development obligations under the Agreement.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of 83,000,000 shares to Group8 Mining Innovations, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

During the current reporting period ending October 31, 2012, Tangiers Capital exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.
Under a Conversion Notice dated September 6, 2012, Tangiers converted a portion of the debt equal to $5,000 in exchange for shares at a rate of $0.01628 per share, for a total of 307,125 shares, which were valued at $7,692.

ii.
Under a Conversion Notice dated September 20, 2012, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.01658 per share, for a total of 603,318 shares, which were valued at $15,385.

iii.
Under a Conversion Notice dated October 24, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01673 per share, for a total of 896,593 shares, which were valued at $23,077.

Subsequent to the year end, Tangiers Capital exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.	Under a Conversion Notice dated December 7, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01202 per share, for a total of 1,247,920 shares.

As of the date of this filing, a total of $45,000 has been converted for a total issuance of 3,054,956 shares.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of shares to Tangiers Capital pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchaser is an “accredited investor” and/or qualified institutional buyer, the purchaser has access to information about the Company and its purchase, the purchaser will take the securities for investment and not resale.

On August 31, 2012, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP. Under the agreement, amongst other terms, The Company is obligated to issue certain shares in payment of a Commitment Fee.  Subsequent to the period ending October 31, 2012, on December 7, 2012, the Company issued 1,666,667 shares pursuant to the first tranche of this requirement.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of 1,666,667 shares to Tangiers Capital, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On August 31, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Tangiers Investors, LP (“Tangiers”). Under the agreement, the Company would agree to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $2,000,000 (“Commitment Amount”). The funding obligates Tangiers to buy the Company’s stock in amounts of $5,000 up to $100,000 per draw down, at the Company’s discretion over a period of 24 months after an effective registration statement. The purchase and sale of common stock is predicated upon the Company filing a S1 Registration with the Securities and Exchange Commission, which at December 20, 2012, was not yet completed.  As part of the SPA, the Company has an obligation for a Commitment Fee, in that it is required to sell to Tangiers five percent (5%) of the total Commitment Amount worth of restricted Common Stock as a commitment fee. The commitment fee shares shall be issued in tranches in accordance with the following schedule:  50% of the Commitment Fee worth of Common Stock shall be sold upon the execution of the Securities Purchase Agreement (“Tranche #1”). Tranche #1 shall carry a minimum Formula Price of three cents ($.03) per share; b) 25% of the Commitment Fee worth of Common Stock shall be sold to the Investor 90 days following the sale of the Common Stock in Tranche #1 (“Tranche #2”); b) 25% of the Commitment Fee worth of Common Stock shall be sold to the Investor 180 days following the sale of the Common Stock in Tranche #2 (“Tranche #3”); The number of Investor Shares issued to the Investor in each of aforementioned Tranches shall be calculated by dividing the dollar amount of each such Tranche by the Formula Price. The purchase price of each Tranche shall be set at one (1%) percent of the dollar value of each tranche.

ITEM 6.  EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012.
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporated by reference to Form 8-K filed with the SEC on August 28, 2012.
10.17	Securities Purchase Agreement dated August 31, 2012, between the Company and Tangiers Capital	Filed herewith
10.18	Purchase Agreement dated November 6, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on November 19, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	December 24, 2012	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director, Principal Executive Officer

Date:	December 24, 2012	By:	/s/ Mario Beckles
		Name:	Mario Beckles
		Title:	Principal Financial and Accounting Officer