Form 10-Q
period 2013-01-31
First Liberty Power Corp
filed 2013-03-25
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

323,209,937 share of common stock issued and outstanding as of March 15, 2013.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited Consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	F -1
Consolidated Statements of Operations and Comprehensive Loss	F -2
Consolidated Statements of Cash Flows	F -3
Notes to Consolidated Financial Statements	F-4 to F-19

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
	January 31, 2013	July 31, 2012
ASSETS
CURRENT ASSETS:
Cash in bank	$2,030	$35,984
Prepaid expense	16,690	251,848
Available for sale securities	3,500	20,000
Unamortized financing fees	18,563	54,050
Total current assets	40,783	361,882

PROPERTY & EQUIPMENT:
Property & equipment, net	4,314	-
Mill-site land	527,000	-
Mineral properties	319,950	319,950
Total property & equipment	851,264	319,950

TOTAL ASSETS	$892,047	$681,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$109,714	$81,590
Accounts payable – related parties	26,650
Accrued interest	53,557	12,730
Due to related parties – current portion	262,607	158,058
Notes payable – current portion	350,000	-
Convertible notes payable, net of unamortized discount of $56,625 and
$148,680 as of January 31, 2013 and July 31, 2012, respectively	492,286	406,094
Total current liabilities	1,294,814	658,472

LONG TERM LIABILITIES:
Note payable	97,000	-
Convertible notes payable, net of unamortized discount of $10,625 and
$14,375, as of January 31, 2013 and July 31, 2012, respectively	139,375	135,625
Due to related parties	99,025	42,866
Total liabilities	1,630,214	836,963

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 179,581,691 and 82,001,834 shares issued and outstanding as of January 31, 2013, and July 31, 2012, respectively	179,582	82,002
Additional paid-in capital	2,169,452	2,270,872
Advances to related party	(10,200)	(206,500)
Accumulated other comprehensive loss	(16,500)	-
Deficit accumulated during the exploration stage	(2,987,440)	(2,301,505)
Non-controlling interest	(73,061)	-
Total stockholders' deficit	(738,167)	(155,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$892,047	$681,832

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(Unaudited)
					Cumulative
	Three Months Ended		Six Months Ended		From Inception
	January 31,		January 31,		(March 28, 2007)
	2013	2012	2013	2012	to Jan 31, 2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	-	-	-	10,125	314,236
Management & consulting fees	48,524	130,654	145,173	274,356	1,393,605
Professional fees	201,472	23,462	376,639	63,314	817,540
General and Administration	74,794	2,820	165,027	4,618	297,335
Total expenses	324,790	156,936	686,839	352,413	2,822,716

LOSS FROM OPERATIONS	(324,790)	(156,936)	(686,839)	(352,413)	(2,822,716)

OTHER INCOME (EXPENSE)
Gain loss on transfer of property option	-	-	-	-	155,000
Loss on Investments	-	-	-	-	(230,000)
Interest expense	(33,899)	(4,062)	(61,833)	(10,981)	(126,539)
Exchange loss	-	-	(1,089)	(1,744)	(3,811)
TOTAL OTHER INCOME (EXPENSE)	(33,899)	(4,062)	(62,922)	(12,725)	(205,350)

NET LOSS	$(358,689)	$(160,998)	$(749,761)	$(365,138)	$(3,028,066)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(34,642)	-	(63,826)	-	(63,826)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(324,047)	$(160,998)	$(685,935)	$(365,138)	(2,964,240)

COMPREHENSIVE LOSS
Change in market value of securities	(2,000)	-	(16,500)	(5,000)	(16,500)

COMPREHENSIVE LOSS	(360,689)	(160,998)	(766,261)	(370,138)	(3,044,566)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Comprehensive loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	170,723,583	76,153,847	158,189,398	77,377,901

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
	Six Months Ended		From Inception
	January 31,		(March 28, 2007)
	2013	2012	to January 31, 2013
OPERATING ACTIVITIES:

Net loss	$(749,761)	$(365,138)	$(3,028,066)

Adjustments to reconcile net loss to net cash used in operating activities -
Debt forgiven	-	-	475
Gain on sale of property	-	-	75,000
Stock based compensation, consulting services	191,183	242,306	1,286,446
Convertible note issued for service	112,500	-	135,000
Financing fees	171,495	-	242,764
Changes in net assets and liabilities -
Accrued interest	34,510	10,981	105,530
Prepaid expense	(1,909)	(4,600)	(12,094)
Change in unamortized fees	35,487	(7,500)	(16,013)
Accounts Payable	22,204	20,811	100,827
Accounts payable – related parties	30,000	15,000	118,788
NET CASH USED IN OPERATING ACTIVITIES	(154,291)	(88,140)	(991,343)

INVESTING ACTIVITIES:
Proceeds on sale of property	-	-	(185,000)
Cash acquired from acquisitions	1,748	-	1,748
Loan to other entity	-	-	(206,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,748	-	(389,752)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	15,000	566,500
Proceeds from notes/loans payable	135,000	-	738,000
Proceeds from Related Party Debt	70,839	-	199,600
Payments on Related Party Debt	(14,250	-	(34,225)
Payments on Notes Payable	(73,000)	-	(73,000)
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,589	15,000	1,383,125

NET INCREASE (DECREASE) IN CASH	(33,954)	(73,140)	2,030

CASH – BEGINNING OF PERIOD	35,984	74,576	-
CASH – END OF PERIOD	$2,030	$1,436	$2,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Tax	$-	$-	$-
Unamortized financing fees	$-	$(15,000)	$(15,000)
Shares issued for acquisition (see Note 1)	$(234,910)	$-	$(234,910)
Change in prepaid, net	$-	$242,306	$73,077
Conversion of debt to equity	$146,553	$301,973	$448,526
Convertible note issued for prepaid	$-	$-	$135,000
Shares issued for deposit on mineral property	$-	$-	$79,950

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies

Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

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

In December 2009, the Company changed its business direction, and the Company’s primary focus is on exploration and development of domestic strategic mineral properties.  The accompanying consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of the Company to G8MI plus one hundred thousand dollars ($100,000) cash payment to G8MI. Further, pursuant to the Agreement, the Company is required to undertake certain payments to Group8 aggregating a total of $2,000,000 for associated property payments and exploration costs as follows: (a) $500,000 on or before October 30, 2012, which amount remains outstanding as of the date of this filing; (b) $500,000 on or before December 31, 2012, which amount remains outstanding as of the date of this filing; (c) $500,000 on or before February 28, 2013, which amount remains outstanding as of the date of this filing; and (d) $500,000 on or before April 30, 2013, the timing of which payments have been extended by mutual agreement pending additional funding of the Company.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

A summary of the purchase price allocation is as follows:

Assets acquired:
Cash and cash equivalents	$35,623
Prepaid expenses and other	2,100
Advances to related party	7,700
Property and equipment, net	4,314
Millsite land	527,000

Total assets acquired	$576,737

Liabilities assumed:
Accounts payable	$8,887
Due to related party	241,994
Note payable	470,000

Total liabilities assumed	$720,881

Non-controlling interest	9,234

Net assets acquired	$(134,910)

Purchase price	$(134,910)

As of January 31, 2013, the Company made a $53,325 cash payment to G8MI which was applied against the $100,000 obligation under the agreement to acquire Group8, and a due to related party of $47,675 has been recorded. The 83,000,000 shares of the Company issued to G8MI are valued at $(234,910), the net assets acquired less the $100,000 cash payment. The fair value of the 83,000,000 shares at the acquisition date was $2,490,000, which represents a deemed distribution to related party of $2,724,910.

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

All significant inter-company balances and transactions have been eliminated in consolidation.

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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3) for the deemed value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required. As of January 31, 2013, the Company realized $16,500 in loss on investment, and reduced the value of the 500,000 shares of New American Energy common stock to $3,500.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2013, and July 31, 2012, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying consolidated financial statements as general and administrative expenses, and are expensed as incurred.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2013, and July 31, 2012, and expenses for the quarters ended January 31, 2013, and 2011, and cumulative from inception.  Actual results could differ from those estimates made by management.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of January 31, 2013, there have been no asset retirement obligations recorded.

Reclassification

Certain amounts in the consolidated balance sheets as of July 31, 2012 have been reclassified to be consistent with the current period presentation. Unamortized financing fee of $54,050, previously included in other assets is now included in the current assets. Convertible note payable of $135,625, previously included in current liabilities is now included in the long term liabilities. The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $(3,028,066) and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 3 – Mineral properties

A) Lithium Agreement:

On May 31, 2012, the Company entered into a new purchase agreement with GeoXplor Corp. (the “Lithium Agreement”), which is effective as of March 15, 2012. Under this Agreement, the Company has been granted an exclusive four year exploration license in regards to the two mineral properties described in the Agreement. One property encompasses 58 placer claims (9280 acres) located in Lida Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Lida Valley Property"), and the other encompasses 70 placer claims (11,200 acres) located in Smoky Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Smoky Valley Property"). Pursuant to the Agreement, upon the completion of the required payments and work commitments, GeoXplor shall transfer title to the properties to the Company and shall retain a 5% royalty, on which we shall have the option to purchase up to 4%, for $1,000,000 per 1%.

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

Under the new Lithium Agreement, the Company is required to:

Make Cash Payments - First Liberty shall pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $725,000, according to the following schedule:

(1)	Twenty-Five Thousand Dollars ($25,000) within 5 days of execution of the agreement, which amount was paid during the year ended July 31, 2012;
(2)	One-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2012; which amount remains outstanding as the date of this filing;
(3)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2013;
(4)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2014;
(5)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2015;

Stock Issuance – As additional consideration, the Purchase Price shall include the issuance of 2,000,000 Shares, subject to such conditions as may be imposed by the rules and regulations of the United States Securities and Exchange Commission, as follows:

(1)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2012; which amount remains outstanding as the date of this filing;
(2)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2013;
(3)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2014;
(4)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2015;

Work Commitment – First Liberty shall expend not less than One Million Five-Hundred Thousand Dollars ($1,500,000) in Mineral Exploration and Development Testing ("Work"). The Work shall be scheduled according to the following schedule:

(1)	One Hundred Thousand Dollars ($100,000) on or before November 15, 2012, which amount remains outstanding as of the date of this filing;
(2)	Four-hundred Thousand Dollars ($400,000) on or before December 31, 2012, which amount remains outstanding as of the date of this filing;
(3)	Five-hundred Thousand Dollars ($500,000) on or before December 31, 2013;
(4)	Five-hundred Thousand Dollars ($500,000) on or before December 31, 2014;

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 3 – Mineral properties (continued)

As of date of this report, the Company has expended approximately $80,000 towards the required work program. The Company is presently in negotiations for an amendment to the Lithium Agreement, which will adjust the stock and payment work requirements.  This is expected to be completed in March 2013.

Conditions for Transfer of Title and Subsequent Limitations –

(1)	At such time as the Company has completed the required payments, work program and stock transfers, the Properties shall be transferred to the Company by Quitclaim Deed.

(2)
Concurrently with the transfer of title to First Liberty, First Liberty shall convey to GeoXplor a “Net Value Royalty” on production of lithium carbonate and other lithium minerals from the Properties measured by five percent (5%) of the gross proceeds received by  First Liberty from the sale or other disposition of lithium carbonate or other lithium compounds less (i) transportation of the product from the place of treatment to the purchaser, (ii) all handling and insurance charges associated with the transportation, and (iii) any taxes associated with the sale or disposition of the product (excluding any income taxes of First Liberty). First Liberty shall have the further right to purchase up to four percent (4%) of the Net Value Royalty, in whole percentage points, for One Million Dollars ($1,000,000) for each one percent (1%).

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

As of January 31, 2013, a total of $314,236 has been expended on exploration and claim maintenance activities.

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

Under the San Juan Agreement, the Company is required to:

Make Cash Payments - First Liberty shall pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $500,000, according to the following schedule:

(1)	Twenty-Five Thousand Dollars ($25,000) to GeoXplor on or before December 31, 2012, which amount remains outstanding as of the date of the filing;
(2)	One-hundred Thousand Dollars ($75,000) to GeoXplor on or before December 31, 2013;
(3)	Two-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2014;
(4)	Two-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2015;
(5)	Two-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2016;
(6)	Two-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2017;

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 3 – Mineral properties (continued)

Stock Issuance – As additional consideration, the Purchase Price shall include the issuance of 3,000,000 Shares, subject to such conditions as may be imposed by the rules and regulations of the United States Securities and Exchange Commission, as follows:

(1)
Six-hundred Thousand (600,000) Shares to GeoXplor within 10 days of November 6, 2012, execution of the agreement, which amount remains outstanding as of the date of the filing, and the Company is presently in negotiations for an amendment to this Agreement;

(2)	Six-hundred Thousand (600,000) Shares to GeoXplor on or before December 31, 2013;
(3)	Six-hundred Thousand (600,000) Shares to GeoXplor on or before December 31, 2014;
(4)	Six-hundred Thousand (600,000) Shares to GeoXplor on or before December 31, 2015;
(5)	Six-hundred Thousand (600,000) Shares to GeoXplor on or before December 31, 2016;

Work Commitment – First Liberty shall expend not less than One Million Five-Hundred Thousand Dollars ($1,000,000) in Mineral Exploration and Development Testing ("Work"). The Work shall be scheduled according to the following schedule:

(1)	Seventy-five Thousand Dollars ($75,000) within six months of November 06, 2012, the date of the agreement; which amount remains outstanding as of the date of this filing;
(2)	One-hundred and Seventy Five Thousand Dollars ($175,000) on or before December 31, 2013;
(3)	Two-hundred and Fifty Thousand Dollars ($250,000) on or before December 31, 2014;
(4)	Two-hundred and Fifty Thousand Dollars ($500,000) on or before December 31, 2015;

The Company is presently actively seeking investment capital to undertake the next stages of development on the San Juan Agreement, and is seeking to close this financing within the current quarter.  The San Juan Property encompasses certain claims previously included in agreements between the Company and GeoXplor, and this Agreement supersedes and replaces all prior agreements in respect to those claims.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

Tangiers Note 1 and Note 2 are original issue discount notes valued for $315,385 consisting of principal of $205,000 and a discount of $110,385 which was valued based on the 65% conversion rate. During the quarter ended January 31, 2013, the Company converted $25,000 principal amount of Tangiers Note 1 to shares of common stock, which reduced $38,462 from the value of the notes. See Note 6 for share conversion. For the six months ended January 31, 2013, $57,724 discount and $18,500 financing fee had been amortized and expensed.

Tangiers Note 3 provides Tangiers the option until the repayment date, to convert the note to shares of the Company’s common stock at a fixed price of $0.02 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. For the quarter ended January 31, 2013, $19,006 financing fees had been amortized and expensed.

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

Asher Enterprises Inc. (“Asher”)

On June 27, 2012, the Company entered into an agreement with Asher Enterprises, a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $63,000, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of March 27, 2013.  On August 2, 2012, the Company entered into another agreement with Asher Enterprises for $27,500, less $2,500 for legal related costs, together with an interest rate of eight percent (8%) and with the maturity of May 6, 2013. On November 1, 2012, the Company entered into another agreement with Asher Enterprises for $42,500, less $2,500, for legal related costs, together with an interest rate of eight percent (8%) and with the maturity of August 5, 2013.  The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

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

The three (3) original issue discount notes were valued for $229,311, consisting of principal of $133,000 and a discount of $96,311 which was valued based on the 58% conversion rate for all three notes.  During the six months period ended January 31, 2013, the Company converted $27,000 principal amount of Asher Note 1 to shares of common stock, which reduced $46,552 from the value of the notes. See Note 6 for share conversion. For the six months ended January 31, 2013, $57,605 discount and $13,820 financing fee had been amortized and expensed.

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

The issued discount note was valued for $150,000, consisting of principal of $135,000 and a discount of $15,000 which was valued based on the 90% conversion rate. For the six months ended January 31, 2013, $3,750 discount had been amortized and expensed.

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

The issued discount note was valued for $130,769, consisting of principal of $85,000 and a discount of $45,769 which was valued based on the 65% conversion rate. During the six months period ended January 31, 2013, the Company converted $10,000 principal amount of Tonaquint Note to shares of common stock, which reduced $15,385 from the value of the notes. See Note 6 for share conversion. For the six months ended January 31, 2013, $32,747 discount and $14,667 financing fee had been amortized and expensed.

The Company may prepay prior to the maturity date by paying an amount equal to the outstanding principal of the Note multiplied by one hundred fifty (150%) percent together with accrued and unpaid interest thereon, upon the express written consent from Tonaquint.

As of January 31, 2013, the Company had a balance of convertible notes payable of $698,912 net of unamortized discount of $67,250 and a balance of unamortized financing fee of $18,563. As of January 31, 2013, the Company had accrued and expensed $53,557 interest.

Note 5 – Related parties transactions

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500, which has been fully earned and expensed as of March 24, 2012. The agreement also contains a provision for the cash payment of $2,500 a month during the term of the agreement. Mr. Hoak resigned as a director in March 2012. The Company has recorded a due to related party to Mr. Hoak of $55,798 and $55,798 as of January 31, 2013 and July 31, 2012, respectively.

As of January 31, 2013, the Company has a payable of $46,100 to a former officer and Director of the Company, which consists of an outstanding loan amount to the Company of $9,910 and expenses paid by this former officer and Director on behalf of the Company for a total of $36,190. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions (continued)

On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company over a two year period. The terms of which required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011 valued at $750,000, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. During each period,  compensation expense was determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the prepaid expense (initially $750,000 from the initial issuance) accordingly each period. The Company has recorded a total of $109,375 and $187,500 as consulting expenses during the six months ended January 31, 2013 and 2012, leaving a prepaid expense balance of $0 and $109,375 as of January 31, 2013 and July 31, 2012, respectively. As of January 31, 2013, there are no outstanding amounts owing under this agreement.  On December 1, 2012, the Company entered into a new consulting agreement with LTV to provide management services to the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. For the six months ended January 31, 2013, an amount of $10,000 was recorded by the Company as management consulting expense. As of January 31, 2013, an amount of $10,000 has been accrued as accounts payable to related party for LTV.

On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continues to March 30, 2013. In consideration for agreeing to provide such services, in April 2012, we issued to Mr. Reynolds 250,000 shares of our common stock, valued at $11,500. During each period, the compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from prepaid expense accordingly in each period, which amount of $2,889 was recorded as consulting expense during the quarter ended January 31, 2013, leaving a prepaid expense balance of $1,889.  On December 1, 2012, the Company entered into a new consulting agreement with Mr. Reynolds for services associated with performing duties of being a director of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Reynolds. For the six months ended January 31, 2013, an amount of $10,000 was recorded by the Company as management consulting expense but not paid. As of January 31, 2013, an amount of $10,000 has been accrued as accounts payable to related party for Mr. Reynolds.

On June 12, 2012, the Company entered into a loan agreement with Sanning Management, Ltd., wherein Sanning Management agrees to loan a sum of $119,000 to the Company with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014. As of January 31, 2013, the Company has a note payable to Sanning Management of $99,025 and accrued interest of $5,057.  Sanning Management is the 100% owner of Group8 Mining Innovations, which Group8 Mining Innovation was the 100% owner of Group8 Mineral prior to the acquisition and is currently the 19% owner post-acquisition.

On December 1, 2012, the Company entered into a consulting agreement with Mario Beckles for services associated with performing duties of being a chief financial officer of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Beckles. For the six months ended January 31, 2013, an amount of $10,000 was recorded by the Company as management consulting expense but not paid. As of January 31, 2013, the Company has made $3,350 to Mr. Beckles and an amount of $6,650 has been accrued as accounts payable to related party for Mr. Beckles.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 6 – Common stock

The Company is authorized to issue 540,000,000 shares of $.001 par value common stock. As of January 31, 2013 and July 31, 2012, 179,581,691 and 82,001,834 shares were issued and outstanding, respectively.

On August 22, 2012, the Company issued 83,000,000 shares of common stock, in exchange for 81% interest in G8MI. The 83,000,000 shares of the Company issued to G8MI are valued at $(234,910), the net asset acquired less the $100,000 cash payment. The fair value of the 83,000,000 shares at the acquisition date was at $0.03/share for a total valuation of $2,490,000, which represents a deemed distribution to related party of $2,724,910

On August 31, 2012, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP, to purchase up to $2,000,000 of the Company’s common stock. Under the agreement, amongst other terms, the Company is obligated to issue certain shares in payment of the agreed upon commitment fee. On December 7, 2012, the Company issued 1,666,667 shares of common stock pursuant to the first tranche of this requirement, valued at $50,000.

On January 11, 2013, the Company issued 1,612,903 shares of common stock to Denali Equity for investor relation services, valued at $14,516.

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

iv.
Under the Conversion Notice dated December 7, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01202 per share, for a total of 1,247,920 shares, which were valued at $23,077.

v.
Under the Conversion Notice dated January 15, 2013, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0054 per share, for a total of 2,000,000 shares, which were valued at $15,385.

Asher Enterprises (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated June 27, 2012, as follows:

i.
Under the Conversion Notice dated January 4, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0093 per share, for a total of 1,290,323 shares, which were valued at $20,690.

ii.
Under the Conversion Notice dated January 16, 2013, Asher converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.0052 per share, for a total of 2,884,615 shares, which were valued at $25,862.

Tonaquint Inc. (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated July 19, 2012, as follows:

i.
Under the Conversion Notice dated January 22, 2013, Tonaquint converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.005 per share, for a total of 2,070,393 shares, which were valued at $15,385.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 7 –Marketable securities and investments

The following is a summary of available-for-sale marketable securities as of January 31, 2013 and July 31, 2012:

	January 31, 2013
	Cost	Unrealized (Gain)	Unrealized (Losses)	Market or Fair Value
Equity securities	$20,000	$-	$(16,500)	$3,500
Total	$20,000	$-	$(16,500)	$3,500

	July 31, 2012
	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$250,000	$-	$(230,000)	$20,000
Total	$250,000	$-	$(230,000)	$20,000

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

Note 8 –Subsequent note

On February 5, 2013, the Company entered into an agreement with Hanover Holdings I, LLC (Magna Group), a New York corporation, an accredited investor, whereby Magna loaned the Company the aggregate principal amount of $16,500, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of March 27, 2013.  In addition, Magna has agreed to fund $33,000 over the next sixty days to be paid as follows: $16,500 on or before March 20, 2013 and an additional $16,500 on or before May 1, 2013.

On February 7, 2013, the Company received $18,500 proceeds from the Secured Convertible Promissory Note agreement. The Company entered into a Secured Convertible Promissory Note agreement with Asher Enterprises, a Delaware corporation, an accredited investor, on January 29, 2013, whereby Asher Enterprises loaned the Company the aggregate principal amount of $27,500, less $2,500, for legal related costs, and less $6,500, for commission related to this note and the previous Asher notes, together with an interest rate of eight percent (8%) and with the maturity of October 29, 2013.

On February 12, 2013, the Company entered into an assignment agreement with Magna and Denali Equity Group (Denali), whereby Magna agreed to purchase the entire $135,000 convertible promissory note issued by the company to Denali over the next 60 days. In consideration for the $135,000 Denali note, Magna agreed to pay Denali $45,000 on February 12, 2013, $45,000 on or before March 27, 2013, and another $45,000 on or before May 8, 2013, subject to certain purchase provisions.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 8 –Subsequent note (continued)

As a result of the assignment agreement the Company entered into a convertible promissory note with Magna in the aggregate principal amount of $45,000 less legal related costs, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of February 12, 2014.  Magna is entitled to convert, at any time after the issuance of this note, all or any lesser portion of the outstanding principal and accrued but unpaid interest into common stock at a conversion price for each share of common stock equal to a price which is a 50% discount from the lowest trading price in the five days prior to the day that the holder requests conversion.

Magna exercised its right to convert portions of its Secured Convertible Promissory Note dated February 19, 2013, as follows;

i.	Under notice of conversion dated February 19, 2013, Magna converted a portion of the debt equal to $25,000 in exchange for shares at a rate of $0.00135 per share, for a total of 18,518,518.
ii.	Under notice of conversion dated March 07, 2013, Magna converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.00105 per share, for a total of 9,523,809.
iii.	Under notice of conversion dated March 14, 2013, Magna converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0012 per share, for a total of 8,333,333.

On February 8, 2013, Tangiers Capital Secured Convertible Promissory note dated August 31, 2012 matured and is now considered in default.  As of February 22, 2013 Tangiers Capital Secured Convertible Promissory note dated February 23, 2012 matured and is now considered in default.   As of March 6, 2013, Tangiers Capital Secured Convertible Promissory note dated March 7, 2012 matured and is now considered in default. Tangiers Capital has not issued any notices of Default or request for payment to the Company on any of the aforementioned Convertible Promissory Notes.  As of the date of this filing Tangiers Capital has fully converted its note dated February 23, 2012. Tangiers Capital is in negotiations with the Company to convert its remaining Convertible Promissory Notes held by the Company.

Tangiers Capital exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.	Under a Conversion Notice dated February 6, 2013, Tangiers converted a portion of the debt equal to $5,200 in exchange for shares at a rate of $0.00208 per share, for a total of 2,500,000 shares.
ii.	Under a Conversion Notice dated February 14, 2013, Tangiers converted a portion of the debt equal to $7,500 in exchange for shares at a rate of $0.001722 per share, for a total of 4,355,401 shares.
iii.	Under a Conversion Notice dated February 22, 2013, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.001787 per share, for a total of 5,595,971 shares.
iv.	Under a Conversion Notice dated February 28, 2013, Tangiers converted a portion of the debt equal to $17,044 in exchange for shares at a rate of $0.00162 per share, for a total of 10,520,948 shares.
v.	Under a Conversion Notice dated March 8, 2013, Tangiers converted a portion of the debt equal to $14,710 in exchange for shares at a rate of $0.00146 per share, for a total of 10,075,349 shares.
vi.	Under a Conversion Notice dated March 14, 2013, Tangiers converted a portion of the debt equal to $19,653 in exchange for shares at a rate of $0.00146 per share, for a total of 13,461,278 shares.
vii.	Under a Conversion Notice dated March 14, 2013, Tangiers converted a portion of the debt equal to $22,519 in exchange for shares at a rate of $0.00146 per share, for a total of 15,423,691 shares

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 8 –Subsequent note (continued)

Asher Enterprises exercised its right to convert portions of its Secured Convertible Promissory Note dated August 2, 2012, as follows;

i.	Under a Conversion Notice dated February 25, 2013, Asher converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0017 per share, for a total of 5,882,353 shares.
ii.	Under a Conversion Notice dated February 25, 2013, Asher converted a portion of the debt equal to $3,520 in exchange for shares at a rate of $0.0017 per share, for a total of 2,070,588 shares.
iii.	Under a Conversion Notice dated March 1, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0017 per share, for a total of 7,058,824 shares.
iv.	Under a Conversion Notice dated March 5, 2013, Asher converted a portion of the debt equal to $6,600 in exchange for shares at a rate of $0.0016 per share, for a total of 4,125,000 shares.

Tonaquint exercised its right to convert portions of its Secured Convertible Promissory Note dated July 19, 2012, as follows;

i.	Under a Conversion Notice dated February 18, 2013, Tonaquint converted a portion of the debt equal to $5,000 in exchange for shares at a rate of $0.00174 per share, for a total of 2,873,563 shares.
ii.	Under a Conversion Notice dated February 19, 2013, Tonaquint converted a portion of the debt equal to $7,000 in exchange for shares at a rate of $0.00171 per share, for a total of 4,093,567 shares.
iii.	Under a Conversion Notice dated March 4, 2013, Tonaquint converted a portion of the debt equal to $6,000 in exchange for shares at a rate of $0.00159 per share, for a total of 3,773,585 shares.
iv.	Under a Conversion Notice dated March 14, 2013, Tonaquint converted a portion of the debt equal to $9,000 in exchange for shares at a rate of $0.0015 per share, for a total of 6,000,000 shares.

On February 28, 2013, the Company issued 2,857,143 restricted shares of common stock to LTV International Holdings in lieu of cash for consulting fees that had been accrued as compensation for services.  Mr. Don Nicholson is the designated service provider under the agreement with LTV.

On March 1, 2013, the Company issued 600,000 shares of restricted common stock to Mary Fitzpatrick in exchange for her ongoing financial support services at the subsidiary level for Stock Pile Reserves, LLC and Central Nevada Processing Co., LLC.

On March 4, 2013, the Company issued 3,015,625 restricted shares of common stock to Robert Reynolds, VP of Operations, in lieu cash of cash for consulting fees that had been accrued as compensation for his services.

On March 5, 2013, the Company issued 2,969,700 restricted shares of common stock to Mario Beckles, CFO, in lieu cash of cash for consulting fees that had remained accrued as compensation for his services.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2012, together with notes thereto.

As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean First Liberty Power Corp.

Our Current Business

We are an exploration stage company engaged in the exploration and development of mineral properties.

On May 31, 2012, we entered into a purchase agreement with GeoXplor Corp. (“Lithium Agreement”). Under this Lithium Agreement, we have been granted an exclusive four year exploration license in regards to the two mineral properties described in the Lithium Agreement. One property encompasses 58 placer claims (9280 acres) located in Lida Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Lida Valley Property"), and the other encompasses 70 placer claims (11,200 acres) located in Smoky Valley, Esmeralda County, Nevada for Lithium and Lithium Carbonate exploration (the "Smoky Valley Property").

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby the Company acquired 81% of the total issued and outstanding shares of Group8. Group8 holds a 50% interest in Central Nevada Processing Co. LLC (CNPC) and a 50% interest in Stockpile Reserves LLC (SRL).  As a result of the acquisition, the Company has an effective 40.5% interest in each of CNPC and SRL.   SRL is an Antimony mining company having a mineral property known as the Fencemaker mine, located in the Stillwater Range of west central Nevada, approximately 194 kilometers northeast of the city of Reno, Nevada, and more locally approximately 60 kilometers east-southeast of the town of Lovelock, and which consists of five unpatented contiguous mining claims that cover a total of 100.0 acres (40.47 hectares).  The Fencemaker Mine was established and first shipped antimony ore in the 1880s, with intermittent minor production continuing until the 1990's.

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

All necessary permitting has been established to commence mining operations, and the Fencemaker mine could be in operation as early as late June 2013, subject to receiving additional funding from the Company.

CNPC, with a property permitted for mineral processing in Lovelock, Nevada, will undertake the milling of the Stibnite (Antimony) ore extracted from the Fencemaker mine, and refine it to approximately 55 to 60% purity, at which point it will be sold at market price for grade.   This milling operation, again subject to additional funding from the Company, can be operational as early as late June 2013.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

Cash Flow and Working Capital

As of January 31, 2013, we had cash and cash equivalents of approximately $2,030 and a working capital deficit of approximately $1.2 million as compared to cash and cash equivalents of $35,984 and working capital deficit of $296 thousand as of January 31, 2013. Our working capital deficit as of January 31, 2013 included $262 thousand in notes payable to related parties, $350 thousands to an external note holder and $490 thousands of convertible notes payable.  The deficit also includes a $240 thousand reduction in our prepaid expense as of January 31, 2013.

Operating Activities

During the six months ended January 31, 2013, operating activities used $154 thousand in cash, while for the six months ended January 31, 2012 operating activities used $88 thousand in cash. We incurred additional legal and financing fees associated with increased convertible note conversions during the six month period in addition to increased management consulting fees due to new management additions.

Investing Activities

During the six months ended January 31, 2013, we used approximately $2 thousand in cash in investing activities, principally for the acquisition of 50% Central Nevada Processing Co. LLC (CNPC) and 50% of  Stockpile Reserves LLC (SRL).

Financing Activities

During the six months ended January 31, 2013, our financing activities provided $119 thousand compared to $15 thousand for the six months ended January 31, 2012. The cash provided during the 2013 period resulted from proceeds of $206 thousand from the proceeds from borrowing on convertible notes and proceeds from related parties of $71 thousand. We made payments of notes payable to certain related parties of $14 thousand and also paid approximately $73 thousand to our external note holder.

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

Results of Operations

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012:

Total Revenues

Our revenue since inception (March 28, 2012) has been nil.

Management and Consulting Fees

Our management and consulting fees were approximately $48 thousand for the three months ended January 31, 2013 and $130 thousand for the three months ended January 31, 2012. The decrease is due to the completion of the amortization of prepaid consulting fees of $93 thousand associated with our CEO which ended during the three month period ended January 31, 2013.

Professional Fee Expense

Our professional fee expense for the three months ended January 31, 2013 was approximately $201 thousand. For the same period in 2012, our professional fee expense was approximately $23 thousand. The increase is primarily due to increased financing fees of $109 thousand associated with new and existing convertible notes, increased accounting fees of $27 thousand and increased consulting expense of $25 thousand from the addition of our new subsidiary SRL.

General and Administrative Expense

General and administrative expenses were approximately $74 thousand and $3 thousand during the three months ended January 31, 2013 and 2012, respectively. The increase is due to increased investor relations expense of $69 thousand and increased G&A of $11 thousand from the addition of our new subsidiary SRL.

Operating Loss

Our operating loss was approximately $359 thousand in the 2013 period versus a loss of approximately $161 thousand in the 2012 period. The increase in the operating loss is due to primarily to increased financing fees associated with convertible notes as well as the addition of our two subsidiaries CNPC and SRL.

Six Months Ended January 31, 2013 Compared to Six Months Ended January 31, 2012:

Total Revenues

Our revenue since inception (March 28, 2012) has been nil.

Management and Consulting Fees

Our management and consulting fees were approximately $145 thousand for the six months ended January 31, 2013 and $274 thousand for the six months ended January 31, 2012. The decrease is due to the completion of the amortization of prepaid consulting fees associated with our CEO which ended during the six month period.

Professional Fee Expense

Our professional fee expense for the six months ended January 31, 2013 was approximately $377 thousand. For the same period in 2012, our professional fee expense was approximately $63 thousand. The increase is primarily due to increased financing fees of $205 thousand associated with new and existing convertible notes, and increased consulting expense of $67 thousand from the addition of our new subsidiary SRL.

General and Administrative Expense

General and administrative expenses were approximately $165 thousand and $5 thousand during the six months ended January 31, 2013 and 2012, respectively. The increase is primarily due to increased investor relations expense  of $138 thousand and increased G&A from the addition of our two subsidiaries, CNPC and SRL, of $12 thousand.

Operating Loss

Our operating loss was approximately $750 thousand in the 2013 period versus a loss of approximately $365 thousand in the 2012 period. The increase in the operating loss is due to primarily to increased financing fees associated with convertible notes as well as the addition of our two subsidiaries, CNPC and SRL.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2013:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC; On December 1, 2012, the Company entered into a consulting agreement with Mario Beckles for services associated with performing duties of being a chief financial officer of the Company over a one year period. His involvement serves to address our lack of staffing and supervision of our bookkeeping operations and serves to strengthen our internal controls as it relates to segregation of duties.

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm; As mentioned earlier, the addition of our Chief Financial Officer on December 1, 2012 has eliminated our need to outsource accounting operations thus addressing the material weakness associated with outsourcing of our accounting operations.

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of January 31, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create written policies and procedures sufficient to address the internal controls over accounting and the financial reporting process.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI” or “Seller”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of First Liberty to G8MI, together with a cash payment to G8MI in the amount of $100,000, which amount has been paid in full.  Furthermore, the Company is obligated to provide by the way of loans to Group8, funds for property payments and exploration costs, i) $500,000 on or before October 30, 2012; ii)   $500,000 on or before December 31, 2012; iii)   $500,000 on or before February 28, 2013, and; iv)   $500,000 on or before April 30, 2013.  Group8 holds a fifty percent (50%) interest in and to certain Nevada limited liability companies, which hold interests in certain mining properties and milling operations in Nevada, pertaining to the mineral ore Stibnite (Antimony).  Approximately $98,000 has been provided as of the date of this filing towards the payment and development obligations under the Agreement.

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

On January 11, 2013, the Company issued 1,612,903 shares of common stock to Denali Equity for investor relation services, valued at $14,516.

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

iv.
Under the Conversion Notice dated December 7, 2012, Tangiers converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.01202 per share, for a total of 1,247,920 shares, which were valued at $23,077.

v.
Under the Conversion Notice dated January 15, 2013, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0054 per share, for a total of 2,000,000 shares, which were valued at $15,385.

Asher Enterprises (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated June 27, 2012, as follows:

i.
Under the Conversion Notice dated January 4, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0093 per share, for a total of 1,290,323 shares, which were valued at $20,690.

ii.
Under the Conversion Notice dated January 16, 2013, Asher converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.0052 per share, for a total of 2,884,615 shares, which were valued at $25,862.

Tonaquint Inc. (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated July 19, 2012, as follows:

i.
Under the Conversion Notice dated January 22, 2013, Tonaquint converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.005 per share, for a total of 2,070,393 shares, which were valued at $15,385.

Subsequent to the period ended January 31, 2013:

Magna exercised its right to convert portions of its Secured Convertible Promissory Note dated February 19, 2013, as follows;

i.	Under notice of conversion dated February 19, 2013, Magna converted a portion of the debt equal to $25,000 in exchange for shares at a rate of $0.00135 per share, for a total of 18,518,518.
ii.	Under notice of conversion dated March 07, 2013, Magna converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.00105 per share, for a total of 9,523,809.
iii.	Under notice of conversion dated March 14, 2013, Magna converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0012 per share, for a total of 8,333,333.

Tangiers Capital exercised its right to convert portions of its Secured Convertible Promissory Note dated February 23, 2012, as follows;

i.	Under a Conversion Notice dated February 6, 2013, Tangiers converted a portion of the debt equal to $5,200 in exchange for shares at a rate of $0.00208 per share, for a total of 2,500,000 shares.
ii.	Under a Conversion Notice dated February 14, 2013, Tangiers converted a portion of the debt equal to $7,500 in exchange for shares at a rate of $0.001722 per share, for a total of 4,355,401 shares.
iii.	Under a Conversion Notice dated February 22, 2013, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.001787 per share, for a total of 5,595,971 shares.
iv.	Under a Conversion Notice dated February 28, 2013, Tangiers converted a portion of the debt equal to $17,044 in exchange for shares at a rate of $0.00162 per share, for a total of 10,520,948 shares.
v.	Under a Conversion Notice dated March 8, 2013, Tangiers converted a portion of the debt equal to $14,710 in exchange for shares at a rate of $0.00146 per share, for a total of 10,075,349 shares.
vi.	Under a Conversion Notice dated March 14, 2013, Tangiers converted a portion of the debt equal to $19,653 in exchange for shares at a rate of $0.00146 per share, for a total of 13,461,278 shares.
vii.	Under a Conversion Notice dated March 14, 2013, Tangiers converted a portion of the debt equal to $22,519 in exchange for shares at a rate of $0.00146 per share, for a total of 15,423,691 shares

Asher exercised its right to convert portions of its Secured Convertible Promissory Note dated August 2, 2012, as follows;

i.	Under a Conversion Notice dated February 25, 2013, Asher converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0017 per share, for a total of 5,882,353 shares.
ii.	Under a Conversion Notice dated February 25, 2013, Asher converted a portion of the debt equal to $3,520 in exchange for shares at a rate of $0.0017 per share, for a total of 2,070,588 shares.
iii.	Under a Conversion Notice dated March 1, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0017 per share, for a total of 7,058,824 shares.
iv.	Under a Conversion Notice dated March 5, 2013, Asher converted a portion of the debt equal to $6,600 in exchange for shares at a rate of $0.0016 per share, for a total of 4,125,000 shares.

Tonaquint exercised its right to convert portions of its Secured Convertible Promissory Note dated July 19, 2012, as follows;

i.	Under a Conversion Notice dated February 18, 2013, Tonaquint converted a portion of the debt equal to $5,000 in exchange for shares at a rate of $0.00174 per share, for a total of 2,873,563 shares.
ii.	Under a Conversion Notice dated February 19, 2013, Tonaquint converted a portion of the debt equal to $7,000 in exchange for shares at a rate of $0.00171 per share, for a total of 4,093,567 shares.
iii.	Under a Conversion Notice dated March 4, 2013, Tonaquint converted a portion of the debt equal to $6,000 in exchange for shares at a rate of $0.00159 per share, for a total of 3,773,585 shares.
iv.	Under a Conversion Notice dated March 14, 2013, Tonaquint converted a portion of the debt equal to $9,000 in exchange for shares at a rate of $0.0015 per share, for a total of 6,000,000 shares.

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

On August 31, 2012, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP. Under the agreement, amongst other terms, the Company is obligated to issue certain shares in payment of a Commitment Fee.  On December 7, 2012, the Company issued 1,666,667 shares pursuant to the first tranche of this requirement, valued at $50,000.

On February 28, 2013, the Company issued 2,857,143 restricted shares of common stock to LTV International Holdings in lieu of cash for consulting fees that had been accrued as compensation for services.  Mr. Don Nicholson is the designated service provider under the agreement with LTV.

On March 1, 2013, the Company issued 600,000 shares of restricted common stock to Mary Fitzpatrick in exchange for her ongoing financial support services at the subsidiary level for Stock Pile Reserves, LLC and Central Nevada Processing Co., LLC.
On March 4, 2013, the Company issued 3,015,625 restricted shares of common stock to Robert Reynolds, VP of Operations, in lieu cash of cash for consulting fees that had been accrued as compensation for his services.

On March 5, 2013, the Company issued 2,969,700 restricted shares of common stock to Mario Beckles, CFO, in lieu cash of cash for consulting fees that had remained accrued as compensation for his services.  .

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

On August 31, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Tangiers Investors, LP (“Tangiers”). Under the agreement, the Company would agree to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $2,000,000 (“Commitment Amount”). The funding obligates Tangiers to buy the Company’s stock in amounts of $5,000 up to $100,000 per draw down, at the Company’s discretion over a period of 24 months after an effective registration statement. The purchase and sale of common stock is predicated upon the Company filing a S1 Registration with the Securities and Exchange Commission, which at January 31, 2013, was not yet completed.  As part of the SPA, the Company has an obligation for a Commitment Fee, in that it is required to sell to Tangiers five percent (5%) of the total Commitment Amount worth of restricted Common Stock as a commitment fee. The commitment fee shares shall be issued in tranches in accordance with the following schedule:  50% of the Commitment Fee worth of Common Stock shall be sold upon the execution of the Securities Purchase Agreement (“Tranche #1”). Tranche #1 shall carry a minimum Formula Price of three cents ($.03) per share; b) 25% of the Commitment Fee worth of Common Stock shall be sold to the Investor 90 days following the sale of the Common Stock in Tranche #1 (“Tranche #2”); b) 25% of the Commitment Fee worth of Common Stock shall be sold to the Investor 180 days following the sale of the Common Stock in Tranche #2 (“Tranche #3”); The number of Investor Shares issued to the Investor in each of aforementioned Tranches shall be calculated by dividing the dollar amount of each such Tranche by the Formula Price. The purchase price of each Tranche shall be set at one (1%) percent of the dollar value of each tranche.

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

FIRST LIBERTY POWER CORP.

Date:	March 22, 2013	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director, Principal Executive Officer

Date:	March 22, 2013	By:	/s/ Mario Beckles
		Name:	Mario Beckles
		Title:	Principal Financial and Accounting Officer