Form 10-Q
period 2013-04-30
First Liberty Power Corp
filed 2013-06-19
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

468,419,092 shares of common stock issued and outstanding as of June 17, 2013.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	F -1
Consolidated Statements of Operations and Comprehensive Loss	F -2
Consolidated Statements of Cash Flows	F -3
Notes to Consolidated Financial Statements	F-4 to F-19

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
	April 30, 2013	July 31, 2012
ASSETS
CURRENT ASSETS:
Cash in bank	$7,038	$35,984
Prepaid expense	-	251,848
Available for sale securities	3,000	20,000
Unamortized financing fees	9,044	54,050
Total current assets	19,082	361,882

PROPERTY & EQUIPMENT:
Property & equipment, net	4,314	-
Mill-site land	527,000	-
Mineral properties	319,950	319,950
Total property & equipment	851,264	319,950

TOTAL ASSETS	$870,346	$681,832

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$102,472	$81,590
Accounts payable – related parties	47,734	-
Accrued interest	35,707	12,730
Due to related parties – current portion	251,314	158,058
Notes payable – current portion	350,000	-
Convertible notes payable, net of unamortized discount of $113,445 and
$148,680 as of April 30, 2013 and July 31, 2012, respectively	230,295	406,094
Total current liabilities	1,017,522	658,472

LONG TERM LIABILITIES:
Note payable	97,000	-
Convertible notes payable, net of unamortized discount of $35,350 and
$14,375, as of April 30, 2013 and July 31, 2012, respectively	54,650	135,625
Due to related parties	99,025	42,866
Total liabilities	1,268,197	836,963

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001 per share; 540,000,000 shares authorized; 434,767,087 and 82,001,834 shares issued and outstanding as of April 30, 2013, and July 31, 2012, respectively	434,767	82,002
Additional paid-in capital	2,705,460	2,270,872
Advances to related party	(10,575)	(206,500)
Accumulated other comprehensive loss	(17,000)	-
Deficit accumulated during the exploration stage	(3,402,911)	(2,301,505)
Non-controlling interest	(107,592)	-
Total stockholders' deficit	(397,851)	(155,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$870,346	$681,832

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(Unaudited)
					Cumulative
	Three Months Ended		Nine Months Ended		From Inception
	April 30,		April 30,		(March 28, 2007)
	2013	2012	2013	2012	to Apr 30, 2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	-	-	-	10,125	314,236
Management & consulting fees	48,749	138,549	193,922	412,905	1,442,354
Professional fees	82,503	8,931	264,669	72,245	705,570
General and Administrative	13,214	53,372	178,241	57,992	310,549
Total expenses	144,466	200,852	636,832	553,267	2,772,709

LOSS FROM OPERATIONS	(144,466)	(200,852)	(636,832)	(553,267)	(2,772,709)

OTHER INCOME (EXPENSE)
Gain loss on transfer of property option	-	-	-	-	155,000
Loss on investment	-	-	-	-	(230,000)
Interest expense	(305,537)	(4,258)	(561,843)	(15,239)	(626,549)
Exchange loss	-	-	(1,089)	(1,744)	(3,811)
TOTAL OTHER INCOME (EXPENSE)	(305,537)	(4,258)	(562,932)	(16,983)	(705,360)

NET LOSS	$(450,003)	$(205,110)	$(1,199,764)	$(570,250)	$(3,478,069)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(34,532)	-	(98,358)	-	(98,358)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(415,471)	$(205,101)	$(1,101,406)	$(570,250)	(3,379,711)

COMPREHENSIVE LOSS
Change in market value of securities	(500)	(110,100)	(17,000)	(115,100)	(92,000)

COMPREHENSIVE LOSS	(450,503)	(315,210)	(1,216,764)	(685,350)	(3,570,069)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	311,291,339	78,845,498	208,122,630	81,830,486

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
	Nine Months Ended		From Inception
	April 30,		(March 28, 2007)
	2013	2012	to April 30, 2013
OPERATING ACTIVITIES:

Net loss	$(1,199,764)	$(570,250)	$(3,478,069)

Adjustments to reconcile net loss to net cash used in operating activities -
Debt forgiven	-	-	475
Gain on sale of property	-	-	75,000
Stock based compensation, consulting services	200,757	353,349	1,296,020
Amortization of debt discount and beneficial conversion feature	464,309	18,758	535,578
Convertible note issued for service	112,500	-	135,000
Amortization of financing fees	67,423	19,167	15,923
Changes in net assets and liabilities -
Accrued interest	21,614	15,239	86,317
Prepaid expense	12,101	(24,735)	1,916
Accounts payable	18,995	13,223	100,585
Accounts payable – related parties	68,449	15,000	160,587
NET CASH USED IN OPERATING ACTIVITIES	(233,616)	(160,249)	(1,070,668)

INVESTING ACTIVITIES:
Proceeds on sale of property	-	-	(185,000)
Cash acquired from acquisitions	1,748	-	1,748
Loan to other entity	-	-	(206,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,748	-	(389,752)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	15,000	566,500
Proceeds from notes/loans payable	231,000	180,000	834,000
Proceeds from related party debt	92,179	-	220,940
Payments on related party debt	(47,257)	-	(67,232)
Payments on notes payable	(73,000)	-	(73,000)
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	202,922	195,000	1,467,458

NET INCREASE (DECREASE) IN CASH	(28,946)	34,751	7,038

CASH – BEGINNING OF PERIOD	35,984	74,576	-
CASH – END OF PERIOD	$7,038	$109,327	$7,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Tax	$-	$-	$-
Unamortized financing fees	$-	$(15,000)	$-
Shares issued for acquisition (see Note 1)	$(234,910)	$-	$(234,910)
Change in prepaid, net	$-	$(353,349)	$73,077
Conversion of debt to equity	$903,137	$301,973	$1,211,110
Convertible note issued for prepaid	$-	$-	$135,000
Shares issued for deposit on mineral property	$-	$79,950	$79,950
Shares issued for accounts payable - related parties settlement	$27,715	$-	$27,715

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies

Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

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

As of April 30, 2013, the Company made a $73,971 cash payment to G8MI which was applied against the $100,000 obligation under the agreement to acquire Group8, and a due to related party of $26,029 has been recorded. The 83,000,000 shares of the Company issued to G8MI are valued at $(234,910), the net assets acquired less the $100,000 cash payment. The fair value of the 83,000,000 shares at the acquisition date was $2,490,000, which represents a deemed distribution to related party of $2,724,910.

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

Mineral Properties

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with a current emphasis on lithium carbonate.  Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3) for the deemed value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required. As of April 30, 2013, the Company recorded unrealized loss on investment of $17,000, which reduced the value of the 500,000 shares of New American Energy common stock to $3,000.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2013, and July 31, 2012, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2013, and July 31, 2012, and expenses for the quarters ended April 30, 2013 and 2012, and cumulative from inception.  Actual results could differ from those estimates made by management.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of April 30, 2013, there have been no asset retirement obligations recorded.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $(3,478,069) and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Under the new Lithium Agreement, the Company is required to:

Make Cash Payments - First Liberty shall pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $725,000, according to the following schedule:

(1)	Twenty-Five Thousand Dollars ($25,000) at the execution of the agreement, which amount was paid during the year ended July 31, 2012;
(2)	One-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2012; which amount remains outstanding as the date of this filing;
(3)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2013;
(4)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2014;
(5)	Two-hundred Thousand Dollars ($200,000) to GeoXplor on or before December 31, 2015;

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 3 – Mineral properties (continued)

As of date of this report, the Company has expended approximately $80,000 towards the required work program. The Company is presently in negotiations for an amendment to the Lithium Agreement, which will adjust the stock and payment work requirements.  This is expected to be completed in July 2013.

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

As of April 30, 2013, a total of $314,236 has been expended on exploration and claim maintenance activities.

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

Under the San Juan Agreement, the Company is required to:

Make Cash Payments - First Liberty shall pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $500,000, according to the following schedule:

(1)	Twenty-five Thousand Dollars ($25,000) to GeoXplor on or before December 31, 2012, which amount remains outstanding as of the date of the filing;
(2)	Seventy-five Thousand Dollars ($75,000) to GeoXplor on or before December 31, 2013;
(3)	Two-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2014;
(4)	Two-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2015;
(5)	Two-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2016;
(6)	Two-hundred Thousand Dollars ($100,000) to GeoXplor on or before December 31, 2017;

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

Work Commitment – First Liberty shall expend not less than One Million  Dollars ($1,000,000) in Mineral Exploration and Development Testing ("Work"). The Work shall be scheduled according to the following schedule:

(1)	Seventy-five Thousand Dollars ($75,000) within six months of November 6, 2012, the date of the agreement; which amount remains outstanding as of the date of this filing;
(2)	One-hundred and Seventy Five Thousand Dollars ($175,000) on or before December 31, 2013;
(3)	Two-hundred and Fifty Thousand Dollars ($250,000) on or before December 31, 2014;
(4)	Two-hundred and Fifty Thousand Dollars ($500,000) on or before December 31, 2015;

The Company is presently actively seeking investment capital to undertake the next stages of development on the San Juan Agreement, and is seeking to close this financing as  soon as commercially reasonable terms can be obtained.  The San Juan Property encompasses certain claims previously included in agreements between the Company and GeoXplor, and this Agreement supersedes and replaces all prior agreements in respect to those claims.

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

If the Notes are not paid in full with interest on the maturity date, Tangiers has the right to convert these Notes into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall be equal to 65% multiplied by  the average of the two lowest closing prices during the ten (10) trading days prior to conversion notice.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

Tangiers Note 1 and Note 2 are original issue discount notes valued for $315,385 consisting of principal of $205,000 and a discount of $110,385 which was valued based on the 65% conversion rate. During the nine months ended April 30, 2013, the Company converted Tangiers Note 1 and Note 2 with a total of 94,938,144 shares of common stock for a total of $205,000 in principal and $16,954 in accrued interest. For the nine months ended April 30, 2013, $78,743 interest and discount and $21,521 financing fee had been amortized and expensed for Tangiers Note 1 and Note 2. As of the date of this filing Tangiers Capital has fully converted its notes dated February 23, 2012 and March 07, 2012.

Tangiers Note 3 provides Tangiers the option until the repayment date, to convert the note to shares of the Company’s common stock at a fixed price of $0.02 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. As of April 30, 2013, $20,000 beneficial conversion features had been amortized and expensed. On February 8, 2013, Tangiers Capital Secured Convertible Promissory note dated August 31, 2012 has matured and is now considered in default. However, subsequently, on May 21, 2013, the Company entered into another Secured Convertible Promissory Note agreement with Tangier’s Capital, whereby Tangier’s Capital loaned the Company the aggregate principal amount of $62,500, less $35,000, for legal related costs,  and the six (6) month forbearance on any and all of the Company’s notes held by the Purchaser that are currently in default.

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

Asher Enterprises Inc. (“Asher”)

On June 27, 2012, the Company entered into an agreement with Asher Enterprises, a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $63,000, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of March 27, 2013.  On August 2, 2012, the Company entered into another agreement with Asher Enterprises for $27,500, less $2,500 for legal related costs, together with an interest rate of eight percent (8%) and with the maturity of May 6, 2013. On November 1, 2012, the Company entered into another agreement with Asher Enterprises for $42,500, less $2,500, for legal related costs, together with an interest rate of eight percent (8%) and with the maturity of August 5, 2013.  On February 7, 2013, the Company entered into another agreement with Asher Enterprises for $27,500, less $2,500, for legal related costs, together with an interest rate of eight percent (8%) and with the maturity of October 29, 2013.

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

The Four (4) original issue discount notes were valued for $276,725, consisting of principal of $160,500 and a discount of $116,225 which was valued based on the 58% conversion rate for all four notes.  During the nine months period ended April 30, 2013, the Company converted Asher Note 1 and Note 2 with a total of 41,641,115 shares of common stock for a total of $90,500 in principal and $3,620 in accrued interest. For the nine months ended April 30, 2013, $96,435 interest and discount and $22,035 financing fee had been amortized and expensed for all four notes. As of April 30, 2013, the Company has a total balance for Asher Note 3 and Note 4 of $120,690, consisting of principal of $70,000 and a discount of $24,553.

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

Denali Equity Croup LLC. (“Denali”)

On June 28, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC, a Nevada limited liability company, that in consideration of the service, the Company shall issue a convertible note of $135,000 to Denali. The Consulting Service Agreement has a term of 9 months. As of April 30, 2013, the Company has expensed the full amount of $135,000 as consulting expense. The Convertible Note Agreement with Denali is for the principal amount of $135,000 with interest at the rate of eight percent (8%) per annum, until the maturity date of June 30, 2014.

If the Note is not paid in full with interest on the maturity date, Denali has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on this note at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 90% multiplied by  the average of the two lowest closing prices during the ten (10) trading days prior to conversion notice. Denali Note was valued for $150,000, consisting of principal of $135,000 and a discount of $15,000 which was valued based on the 90% conversion rate.

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

On February 12, 2013, the Company entered into an assignment agreement with Magna and Denali, whereby Magna agreed to purchase the entire $135,000 convertible promissory note issued by the Company to Denali over the next 60 days.  In consideration of the assignment agreement, Magna is entitled to convert, at any time after the issuance of this note, all or any lesser portion of the outstanding principal and accrued but unpaid interest into common stock at a conversion price for each share of common stock equal to a price which is a 50% discount from the lowest trading price in the five days prior to the day that the holder requests conversion. As a result of changing the conversion discount rate, an additional discount of $120,000 has been recorded at February 12, 2013.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

During the nine month period ended April 30, 2013, the Company converted the Denali Note with a total of 55,632,416 shares of common stock issued to Magna for a total of $90,000 in principal, which represented $180,000 accreted value; thereby reducing the balance to $90,000 consisting of $45,000 in principal and a discount of $45,000. For the nine months ended April 30, 2013, $19,401 discount had been amortized and expensed.

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

The issued discount Note 1 was valued for $130,769, consisting of principal of $85,000 and a discount of $45,769 which was valued based on the 65% conversion rate. On February 15, 2013, the Company failed to deliver the conversion shares with three trading days of its receipt of conversion notice as required; as a result of the default, the interest rate on the outstanding balance increased to 22% per annum and the outstanding balance increased by $37,003. On April 19, 2013, maturity date, the outstanding balance increased by $24,271 as the Note has not yet been fully paid off at the maturity date.

During the nine month period ended April 30, 2013, the Company converted Tonaquint Note with a total of 61,094,480 shares of common stock issued for a total of $133,200 in principal and accrued interest. For the nine months ended April 30, 2013, $123,604 penalty, interest and discount and $21,036 financing fee had been amortized and expensed. As of April 30, 2013, the remaining balance for the Note was $17,050.

Hanover Holdings, LLC. (“Magna Group”)

On February 5, 2013, the Company entered into an agreement with Hanover Holdings I, LLC (Magna Group), a New York corporation, an accredited investor, whereby Magna loaned the Company the aggregate principal amount of $16,500, less $2,500 for legal related costs, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of October 5, 2013. On March 12, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Magna Group, whereby Magna Group loaned the Company the aggregate principal amount of $16,500, less $2,500, for legal related costs, together with an interest rate of twelve percent (12%) and with the maturity of October 5, 2013.

If the Note is not paid in full with interest on the maturity date, Magna has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 50% multiplied by the lowest prices during the five (5) trading days prior to conversion notice.

The issued discount Notes were valued for $66,000, consisting of principal of $33,000 and a discount of $33,000 which was valued based on the 50% conversion rate.  For the nine months ended April 30, 2013, $8,973 interest and discount and $1,192 financing fee had been amortized and expensed.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

Harbor Gates LLC. (“Harbor”)

On March 4, 2013, the Company entered into a Convertible Promissory Note agreement with Harbor Gates, LLC (Harbor Gates), a Delaware limited liability corporation, an accredited investor, whereby Harbor Gates loaned the Company the aggregate principal amount of $25,000, together with interest at the rate of eight percent (8%) per annum, until the maturity date of December 31, 2013.    On April 12, 2013, the Company entered into another Secured Convertible Promissory Note agreement with Harbor Gates, whereby Harbor Gates loaned the Company the aggregate principal amount of $25,000, together with an interest rate of eight percent (8%) and with the maturity of December 31, 2013.

If the Note is not paid in full with interest on the maturity date, Harbor has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 50% multiplied by the lowest volume-weighted average trading prices during the ten (10) trading days prior to conversion notice.

The issued discount Notes were valued for $120,000, consisting of principal of $50,000 and a discount of $70,000 which was valued based on the 50% conversion rate.  For the nine months ended April 30, 2013, $6,979 interest and discount fee had been amortized and expensed.

As of April 30, 2013, the Company had a balance of convertible notes payable of $284,945 net of unamortized discount of $148,795 and a balance of unamortized financing fee of $9,044. As of April 30, 2013, the Company had accrued and expensed $20,239 interest.

Note 5 – Related parties transactions

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500, which has been fully earned and expensed as of March 24, 2012. The agreement also contains a provision for the cash payment of $2,500 a month during the term of the agreement. Mr. Hoak resigned as a director in March 2012. The Company has recorded a due to related party to Mr. Hoak of $55,798 and $55,798 as of April 30, 2013 and July 31, 2012, respectively.

On June 12, 2012, the Company entered into a loan agreement with Sanning Management, Ltd., wherein Sanning Management agrees to loan a sum of $119,000 to the Company with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014. As of April 30, 2013, the Company has a note payable to Sanning Management of $99,025 and accrued interest of $6,989. Sanning Management is the 100% owner of Group8 Mining Innovations, which Group8 Mining Innovation was the 100% owner of Group8 Mineral prior to the acquisition and is currently the 19% owner post-acquisition.

As of April 30, 2013, the Company has a payable of $46,100 to a former officer and Director of the Company, which consists of an outstanding loan amount to the Company of $9,910 and expenses paid by this former officer and Director on behalf of the Company for a total of $36,190. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

As of April 30, 2013, the Company has a payable of $123,387 to related parties, which consists of advances and expense paid on behalf of the Company by Don Nicholson, Chief Executive Officer of the Company, and MaryFitzpatrick, President of CNPC and SRL, 50% subsidiaries of the Company. These advances are unsecured, non-interest bearing, and have no specific terms for repayment.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions (continued)

The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company over a two year period. The terms of which required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011 valued at $750,000, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson, the Company’s Chief Executive Officer, President, Secretary, and Treasurer, is the designated service provider under the agreement with LTV. During each period, compensation expense was determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the prepaid expense (initially $750,000 from the initial issuance) accordingly each period. The Company has recorded a total of $109,375 and $281,250 as consulting expenses during the nine months ended April 30, 2013 and 2012, leaving a prepaid expense balance of $0 and $109,375 as of April 30, 2013 and July 31, 2012, respectively. As of April 30, 2013, there are no outstanding amounts owing under this agreement.

On December 1, 2012, the Company entered into a new consulting agreement with LTV to provide management services to the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. For the nine months ended April 30, 2013, an amount of $25,000 was recorded by the Company as management consulting expense and $9,143 was paid in the form of common stock. As of April 30, 2013, an amount of $15,857 has been accrued as accounts payable to related party for LTV.

On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continued to March 30, 2013. In consideration, the Company issued 250,000 shares of common stock to Mr. Reynolds, valued at $11,500. During each period, the compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from prepaid expense accordingly in each period, which amount of $1,889 was recorded as consulting expense during the quarter ended April 30, 2013, leaving a prepaid expense balance of $0.

On December 1, 2012, the Company entered into a new consulting agreement with Mr. Reynolds for services associated with performing duties of being a director of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Reynolds. For the nine months ended April 30, 2013, an amount of $25,000 was recorded by the Company as management consulting expense and $10,555 was paid in the form of common stock. As of April 30, 2013, an amount of $14,445 has been accrued as accounts payable to related party for Mr. Reynolds.

On December 1, 2012, the Company entered into a consulting agreement with Mario Beckles for services associated with performing duties of being a chief financial officer of the Company over a one year period; the terms of which require a monthly fee of $5,000 payable to Mr. Beckles. For the nine months ended April 30, 2013, an amount of $25,000 was recorded by the Company as management consulting expense and the Company has paid $9,850 in cash and $8,018 in common stock. As of April 30, 2013, an amount of $10,432 has been accrued as accounts payable to related party for Mr. Beckles.

Note 6 – Common stock

The Company is authorized to issue 540,000,000 shares of $0.001 par value common stock. As of April 30, 2013 and July 31, 2012, 434,767,087 and 82,001,834 shares were issued and outstanding, respectively.

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
(Unaudited)

Note 6 – Common stock (continued)

On August 31, 2012, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP, to purchase up to $2,000,000 of the Company’s common stock. Under the agreement, amongst other terms, the Company is obligated to issue certain shares in payment of the agreed upon commitment fee. On December 7, 2012, the Company issued 1,666,667 shares of common stock pursuant to the first tranche of this requirement, valued at $50,000. On March 7, 2013 the Company issued 1,666,667 shares of common stock pursuant to the second tranche of this requirement, valued at $5,033.

On January 11, 2013, the Company issued 1,612,903 shares of common stock to Denali Equity for investor relation services, valued at $14,516.

On February 28, 2013, the Company issued 2,857,143 restricted shares of common stock to LTV International Holdings in lieu of cash for consulting fees that had been accrued as compensation for services, which was fair valued at $9,143.

On March 1, 2013, the Company issued 600,000 shares of restricted common stock to Mary Fitzpatrick in exchange for her ongoing financial support services at the subsidiary level for Stock Pile Reserves, LLC and Central Nevada Processing Co., LLC, which was fair valued at $1,860.

On March 4, 2013, the Company issued 3,015,625 restricted shares of common stock to Robert Reynolds, VP of Operations, in lieu of cash for consulting fees that had been accrued as compensation for his services, which was fair valued at $10,555.

On March 5, 2013, the Company issued 2,969,700 restricted shares of common stock to Mario Beckles, CFO, in lieu of cash for consulting fees that had remained accrued as compensation for his services, which was fair valued at $8,018.

During the nine months ended April 30, 2013, the Company issued a total of 255,376,548 shares of common stock for conversion of convertible notes payable of $903,137, including accrued interest.

Note 7 –Marketable securities and investments

The following is a summary of available-for-sale marketable securities as of April 30, 2013 and July 31, 2012:

	April 30, 2013
	Cost	Unrealized (Gain)	Unrealized (Losses)	Market or Fair Value
Equity securities	$20,000	$-	$(17,000)	$3,000
Total	$20,000	$-	$(17,000)	$3,000

	July 31, 2012
	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$250,000	$-	$(230,000)	$20,000
Total	$250,000	$-	$(230,000)	$20,000

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 –Marketable securities and investments (continued)

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

Note 8 –Subsequent events

Tonaquint, Inc.
On April 26, 2013, the Company entered into a Secured Convertible Promissory Note with Tonaquint Inc., a Utah corporation, an accredited investor, whereby Tonaquint Inc. loaned the Company the aggregate principal amount of $560,000, less $10,000 for legal related costs and a $50,000 original issue discount, together with interest at the rate of eight percent (8%) per annum, until the maturity date of December 18, 2014. This Note is secured by real estate property located in Cook County, Illinois and is referenced in a Mortgage Agreement dated April 26, 2013 for a total value of $400,000.

On initial funding, Tonaquint will deliver to the Company cash in the amount of $100,000 (the “Initial Prepayment”) and $400,000 in subsequent 5% secured notes issued by Tonaquint.  The notes issued by Tonaquint will be due 12 months from the Initial Funding Date.  The Tonaquint Notes will be based on the following fund disbursal schedule:

•	$100,000, 3 months after closing
•	$100,000, 6 months after closing
•	$100,000, 9 months after closing
•	$100,000, 12 months after closing

On April 26, 2013, the Company also entered into a Securities Purchase Agreement and Warrant Agreement with Tonaquint.  Pursuant to the Note and subject to a Securities Purchase Agreement, at any time or times on or after the Issuance Date, Tonaquint shall be entitled to convert any portion of the Outstanding Balance into validly issued, fully paid and non-assessable shares of Common Stock, calculated using the Conversion Rate which is the portion of the outstanding balance divided by a fixed conversion price of $0.015.  Any conversion by Tonaquint of the outstanding balance of the note can only be exercised in a total of five tranches.  The first tranche shall be equal to $160,000 and then the subsequent four tranches of $100,000 each.  Additionally, Pursuant to the Warrant Agreement, Tonaquint has been granted the right to purchase at any time on or after April 26, 2013 until April 30, 2015, a number of fully paid and non assessable warrant shares of the Company’s common stock, par value $0.001 per share, equal to $280,000 divided by the current Market Price. Each warrant share is exercisable at a price of $0.025 per share of common stock.

Further, pursuant to the terms of the Note, the Company will make amortization payments beginning 180 days from Closing on each Installment Date (which includes the Maturity Date), the Company shall pay to Tonaquint, an amount equal to $40,000 ($560,000 ÷ 14), plus the sum of any accrued and unpaid Interest that has been added to the lowest-numbered then-current Conversion Eligible Tranche as of the applicable Installment Date due on such Installment Date.  Additionally, so long as no Event of Default shall have occurred, the Company may, in its sole and absolute discretion and upon giving Tonaquint not less than five (5) Trading Days written notice, pay in cash all or any portion of the Outstanding Balance at any time prior to the Maturity Date; provided that in the event the Company elects to prepay all or any portion of the Outstanding Balance, it shall pay to the Holder 125% of the portion of the Outstanding Balance the Company elects to prepay, without regard to Conversion Eligible Tranches.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 –Subsequent note (continued)

The Company did not receive the first tranche payment of $160,000 of the note dated April 18, 2013 until May 2, 2013.

Tangier’s Capital
On May 21, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Tangier’s Capital, a Delaware corporation, an accredited investor, whereby Tangier’s Capital loaned the Company the aggregate principal amount of $62,500, less $35,000, for legal related costs, the six (6) month forbearance on any and all of the Company’s notes held by the Purchaser that are currently in default, and for the settlement of losses resulting from the delay in issuance of shares for the conversion dated March 13, 2013 pertaining to the $102,500 convertible note dated March 7, 2012, together with an interest rate of ten percent (10%) and with the maturity of May 21, 2013.

Hanover Holdings I, LLC (Magna Group)
On April 30, 2013, the Company entered into a third convertible promissory note assignment agreement with Magna and Denali Equity Group (Denali) for the third payment of $45,000, referenced in the February 12, 2013 assignment agreement.  Denali did not receive the funds until May 14, 2013.

Conversion Notices
Magna (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated April 30, 2013, as follows;

i.	Under notice of conversion dated May 14, 2013, Magna converted a portion of the debt equal to $45,000 in exchange for shares at a rate of $0.00253 per share, for a total of 17,786,561.

Asher Enterprises (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated November 12, 2012, as follows:

i.	Under the Conversion Notice dated May 20, 2013, Asher converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.0028 per share, for a total of 5,357,143 shares.
ii.	Under the Conversion Notice dated May 21, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0029 per share, for a total of 4,137,931 shares.
iii.
Under the Conversion Notice dated May 23, 2013, Asher converted a portion of the debt equal to $15,500 and accrued and unpaid interest of $1,700 in exchange for shares at a rate of $0.0027 per share, for a total of 6,370,370 shares.

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

All necessary permitting has been established to commence mining operations, and the Fencemaker mine is expected to be in operation in July 2013, subject to receiving additional funding from the Company.

CNPC, with a property permitted for mineral processing in Lovelock, Nevada, will undertake the milling of the Stibnite (Antimony) ore extracted from the Fencemaker mine, and refine it to approximately 55 to 60% purity, at which point it will be sold at market price for grade.   This milling operation, again subject to additional funding from the Company, can be operational as early as late August 2013.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

Cash Flow and Working Capital

As of April 30, 2013, we had cash and cash equivalents of approximately $7 thousand and a working capital deficit of approximately $1 million as compared to cash and cash equivalents of $36 thousand and working capital deficit of $297 thousand  as of July 31, 2012. Our working capital deficit as of April 30, 2013 included $251 thousand in notes payable to related parties, $350 thousands to an external note holder and $230 thousand of convertible notes payable.

Operating Activities

During the nine months ended April 30, 2013, operating activities used $234 thousand in cash, while for the nine months ended April 30, 2012 operating activities used $160 thousand in cash. We incurred additional legal and financing fees associated with increased convertible note conversions during the nine month period in addition to increased management consulting fees due to new management additions.

Investing Activities

During the nine months ended April 30, 2013, approximately $2 thousand in cash was provided in investing activities, principally for the acquisition of 50% Central Nevada Processing Co. LLC (CNPC) and 50% of Stockpile Reserves LLC (SRL).

Financing Activities

During the nine months ended April 30, 2013, our financing activities provided $203 thousand compared to $195 thousand for the nine months ended April 30, 2012. The cash provided during the 2013 period resulted from proceeds of $231 thousand from the proceeds from borrowing on convertible notes and proceeds from related parties of $92 thousand. We made payments of notes payable to certain related parties of $47 thousand and also paid approximately $73 thousand to our external note holder.

At present, the Company’s cash position is insufficient to meet its obligations through to the end of the fiscal year, as we are not currently generating any revenues, and, over the next 12 months, we will require additional funds to meet our operating obligations and property payment / work program obligations, as well as the repayment of the convertible notes should they not be converted to equity prior to the maturity dates in February 22, 2013 and March 6, 2013.  At present, we anticipate our funding requirements to be approximately $3.2 million. This estimate is comprised of $600 thousand for required and additional exploration and maintenance expenditures on our Lithium properties, $100 thousand for required and additional exploration and maintenance expenditures on our Vanadium/Uranium property, approximately $1.7 million for required development expenditures on our Antimony property, and a further $800 thousand to cover operating, debt and overhead costs. Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration / development on our properties are required to accelerate their development.

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

Results of Operations

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012:

Total Revenues

Our revenue since inception (March 28, 2012) has been nil.

Management and Consulting Fees

Our management and consulting fees were approximately $49 thousand for the three months ended April 30, 2013 and $138 thousand for the three months ended April 30, 2012. The decrease is due primarily to the completion of the amortization of prepaid consulting fees of $93 thousand associated with our CEO which ended during the previous quarter.

Professional Fees Expense

Our professional fees expense for the three months ended April 30, 2013 was approximately $83 thousand. For the same period in 2012, our professional fees expense was approximately $9 thousand. The increase is primarily due to the consulting fees associated with our subsidiary Stockpile Reserves LLC of $41 thousand,  accounting fees of $6 thousand, management consulting expense of $25 thousand attributable to the new management additions, and other legal and corporate expenses of $11 thousands.

General and Administrative Expense

General and administrative expenses were approximately $13 thousand and $53 thousand during the three months ended April 30, 2013 and 2012, respectively. The decrease is due to decreased investor relations expense.

Operating Loss

Our operating loss was approximately $450 thousand in the 2013 period versus a loss of approximately $205 thousand in the 2012 period. The increase in the operating loss is primarily due to increased financing fees associated with convertible notes as well as the addition of our two subsidiaries CNPC and SRL.

Nine Months Ended April 30, 2013 Compared to Nine Months Ended April 30, 2012:

Total Revenues

Our revenue since inception (March 28, 2012) has been nil.

Management and Consulting Fees

Our management and consulting fees were approximately $193 thousand for the nine months ended April 30, 2013 and $413 thousand for the nine months ended April 30, 2012. The decrease is due to the completion of the amortization of prepaid consulting fees associated with our CEO which ended during the nine month period.

Professional Fees Expense

Our professional fees expense for the nine months ended April 30, 2013 was approximately $265 thousand. For the same period in 2012, our professional fees expense was approximately $72 thousand. The increase is primarily due to the consulting fees associated with the addition of our new subsidiary SRL of $115 thousand,  management consulting expense due new management additions of $85 thousand, $34 thousand in accounting fees, and $31 thousand in other legal and corporate expenses.

General and Administrative Expense

General and administrative expenses were approximately $178 thousand and $58 thousand during the nine months ended April 30, 2013 and 2012, respectively. The increase is primarily due to increased investor relations expense of $120 thousand.

Operating Loss

Our operating loss was approximately $636 thousand in the 2013 period versus a loss of approximately $553 thousand in the 2012 period. The increase in the operating loss is due to primarily to the addition of our two subsidiaries, CNPC and SRL.

Should the Company be successful in raising additional capital and completing its payment obligations, and the Fencemaker mine and related milling operation become operational as planned within the fourth calendar quarter of 2013, the Company would anticipate obtaining its first revenues from operations.  The profitability of such operations can’t yet be determined until all cost structures are known, and operations ramp up to full production levels.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2013:

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

Management's Remediation Initiatives

As of April 30, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

On August 31, 2012, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP, to purchase up to $2,000,000 of the Company’s common stock. Under the agreement, amongst other terms, the Company is obligated to issue certain shares in payment of the agreed upon commitment fee. On December 7, 2012, the Company issued 1,666,667 shares of common stock pursuant to the first tranche of this requirement, valued at $50,000. On March 7, 2013 the Company issued 1,666,667 shares of common stock pursuant to the second tranche of this requirement, valued at $5,033.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of tranche #1 of 1,666,667 shares and tranche #2 of 1,666,667 to Tangiers Capital, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

On February 8, 2013, Tangiers Capital Secured Convertible Promissory note dated August 31, 2012 matured and is now considered in default.  As of the date of this filing Tangiers Capital has fully converted its notes dated February 23, 2012 and March 7, 2012.  Tangiers Capital is in negotiations with the Company to convert its remaining Convertible Promissory Notes held by the Company dated August 31, 2012.

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

vi.
Under a Conversion Notice dated February 6, 2013, Tangiers converted a portion of the debt equal to $5,200 in exchange for shares at a rate of $0.00208 per share, for a total of 2,500,000 shares, which were valued at $8,000.

vii.
Under a Conversion Notice dated February 14, 2013, Tangiers converted a portion of the debt equal to $7,500 in exchange for shares at a rate of $0.001722 per share, for a total of 4,355,401 shares, which were valued at $11,538.

viii.
Under a Conversion Notice dated February 22, 2013, Tangiers converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.001787 per share, for a total of 5,595,971 shares, which were valued at $15,385.

ix.
Under a Conversion Notice dated February 28, 2013, Tangiers converted a portion of the debt equal to $17,044 in exchange for shares at a rate of $0.00162 per share, for a total of 10,520,948 shares, which were valued at $26,222.

x.
Under a Conversion Notice dated March 8, 2013, Tangiers converted a portion of the debt equal to $14,710 in exchange for shares at a rate of $0.00146 per share, for a total of 10,075,349 shares, which were valued at $22,631.

Tangiers Capital (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated March 07, 2012, as follows;

i.
Under a Conversion Notice dated March 14, 2013, Tangiers converted a portion of the debt equal to $19,653 in exchange for shares at a rate of $0.00146 per share, for a total of 13,461,278 shares, which were valued at $30,235.

ii.
Under a Conversion Notice dated March 14, 2013, Tangiers converted a portion of the debt equal to $22,519 in exchange for shares at a rate of $0.00146 per share, for a total of 15,423,691 shares, which were valued at $34,645.

iii.
Under a Conversion Notice dated April 08, 2013, Tangiers converted a portion of the debt equal to $32,346 in exchange for shares at a rate of $0.00214 per share, for a total of 15,115,031 shares, which were valued at $49,763.

iv.
Under a Conversion Notice dated April 24, 2013, Tangiers converted a portion of the debt equal to $37,095 in exchange for shares at a rate of $0.00289 per share, for a total of 12,835,519 shares, which were valued at $58,434.

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

iii.
Under the Conversion Notice dated February 05, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0025 per share, for a total of 4,800,000 shares, which were valued at $20,690.

iv.
Under the Conversion Notice dated February 14, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0025 per share, for a total of 7,058,824 shares, which were valued at $20,690.

v.
Under the Conversion Notice dated February 19, 2013, Asher converted a portion of the debt equal to $11,000 in exchange for shares at a rate of $0.0017 per share, for a total of 6,470,588 shares, which were valued at $18,966.

vi.
Under the Conversion Notice dated February 25, 2013, Asher converted a portion of the debt equal to $1,000 and accrued and unpaid interest of $2,520 in exchange for shares at a rate of $0.0017 per share, for a total of 2,070,588 shares which were valued at $6,069.

Asher Enterprises (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated August 02, 2012, as follows:

iv.
Under the Conversion Notice dated February 25, 2013, Asher converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0017 per share, for a total of 5,882,353 shares, which were valued at $17,241.

v.
Under the Conversion Notice dated February 26, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0052 per share, for a total of 7,058,824 shares, which were valued at $20,690.

vi.
Under the Conversion Notice dated March 04, 2013, Asher converted a portion of the debt equal to $5,500 and accrued and unpaid interest of $1,100 in exchange for shares at a rate of $0.0016 per share, for a total of 4,125,000 shares, which were valued at $11,379.

Tonaquint Inc. (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated July 19, 2012, as follows:

i.
Under the Conversion Notice dated January 22, 2013, Tonaquint converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0048 per share, for a total of 2,070,393 shares, which were valued at $15,385.

ii.
Under the Conversion Notice dated February 12, 2013, Tonaquint converted a portion of the debt equal to $5,000 in exchange for shares at a rate of $0.0017 per share, for a total of 2,873,563 shares, which were valued at $7,692.

iii.
Under the Conversion Notice dated February 19, 2013, Tonaquint converted a portion of the debt equal to $7,000 in exchange for shares at a rate of $0.0017 per share, for a total of 4,093,567 shares, which were valued at $10,769.

iv.
Under the Conversion Notice dated March 04, 2013, Tonaquint converted a portion of the debt equal to $6,000 in exchange for shares at a rate of $0.0016 per share, for a total of 3,773,585 shares, which were valued at $9,231.

v.
Under the Conversion Notice dated March 14, 2013, Tonaquint converted a portion of the debt equal to $9,000 in exchange for shares at a rate of $0.0015 per share, for a total of 6,000,000 shares, which were valued at $13,846.

vi.
Under the Conversion Notice dated March 18, 2013, Tonaquint converted a portion of the debt equal to $10,500 in exchange for shares at a rate of $0.0015 per share, for a total of 7,000,000 shares, which were valued at $16,154.

vii.
Under the Conversion Notice dated March 19, 2013, Tonaquint converted a portion of the debt equal to $5,700 in exchange for shares at a rate of $0.0015 per share, for a total of 3,800,000 shares, which were valued at $8,769.

viii.
Under the Conversion Notice dated April 9, 2013, Tonaquint converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0024 per share, for a total of 4,219,409 shares, which were valued at $15,385.

ix.
Under the Conversion Notice dated April 11, 2013, Tonaquint converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.0024 per share, for a total of 6,329,114 shares, which were valued at $23,077.

x.
Under the Conversion Notice dated April 19, 2013, Tonaquint converted a portion of the debt equal to$6,800 and accrued and unpaid interest of $18,200 in exchange for shares at a rate of $0.0025 per share, for a total of 9,803,922 shares, which were valued at $38,462.

xi.
Under the Conversion Notice dated April 25, 2013, Tonaquint converted a portion of the accrued and unpaid interest of $40,000 in exchange for shares at a rate of $0.0030 per share, for a total of 13,201,320 shares, which were valued at $61,538.

Magna (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated February 19, 2013, as follows;

i.
Under notice of conversion dated February 19, 2013, Magna converted a portion of the debt equal to $25,000 in exchange for shares at a rate of $0.00135 per share, for a total of 18,518,518, which were valued at $50,000.

ii.
Under notice of conversion dated March 07, 2013, Magna converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.00105 per share, for a total of 9,523,809, which were valued at $20,000.

iii.
Under notice of conversion dated March 14, 2013, Magna converted a portion of the debt equal to $10,000 in exchange for shares at a rate of $0.0012 per share, for a total of 8,333,333, which were valued at $20,000.

Magna (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated March 18, 2013, as follows;

ii.
Under notice of conversion dated March 27, 2013, Magna converted a portion of the debt equal to $25,000 in exchange for shares at a rate of $0.0037 per share, for a total of 6,756,756, which were valued at $50,000.

iii.
Under notice of conversion dated April 05, 2013, Magna converted a portion of the debt equal to $20,000 in exchange for shares at a rate of $0.0016 per share, for a total of 12,500,000, which were valued at $40,000.

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

On March 4, 2013, the Company issued 3,015,625 restricted shares of common stock to Robert Reynolds, VP of Operations, in lieu of cash for consulting fees that had been accrued as compensation for his services.

On March 5, 2013, the Company issued 2,969,700 restricted shares of common stock to Mario Beckles, CFO, in lieu of cash for consulting fees that had remained accrued as compensation for his services.

Subsequent to the period ended April 30, 2013:

Magna (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated April 30, 2013, as follows;

iv.	Under notice of conversion dated March 14, 2013, Magna converted a portion of the debt equal to $45,000 in exchange for shares at a rate of $0.00253 per share, for a total of 17,786,561.

Asher Enterprises (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated November 12, 2012, as follows:

vii.	Under the Conversion Notice dated May 20, 2013, Asher converted a portion of the debt equal to $15,000 in exchange for shares at a rate of $0.0028 per share, for a total of 5,357,143 shares.
viii.	Under the Conversion Notice dated May 21, 2013, Asher converted a portion of the debt equal to $12,000 in exchange for shares at a rate of $0.0029 per share, for a total of 4,137,931 shares.
ix.
Under the Conversion Notice dated March 23, 2013, Asher converted a portion of the debt equal to $15,500 and accrued and unpaid interest of $1,700 in exchange for shares at a rate of $0.0027 per share, for a total of 6,370,370 shares.

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

ITEM 6.  EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012.
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporated by reference to Form 8-K filed with the SEC on August 28, 2012.
10.18	Purchase Agreement dated November 6, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on November 19, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
*To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	June 19, 2013	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director, Principal Executive Officer

Date:	June 19, 2013	By:	/s/ Mario Beckles
		Name:	Mario Beckles
		Title:	Principal Financial and Accounting Officer