Form 10-Q/A
period 2013-04-30
First Liberty Power Corp
filed 2013-07-08
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Yes [ X] No [ ]

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to First Liberty Power Corp.’s interim report on Form 10–Q for the nine month period ended April 30, 2013, filed with the Securities and Exchange Commission on June 19, 2013 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q  in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

ITEM 6.  EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012.
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporated by reference to Form 8-K filed with the SEC on August 28, 2012.
10.18	Purchase Agreement dated November 6, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on November 19, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Incorporated by reference to Form 10-Q filed with the SEC on June 19, 2013
31.2	Section 302 Certification - Principal Financial Officer	Incorporated by reference to Form 10-Q filed with the SEC on June 19, 2013
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Incorporated by reference to Form 10-Q filed with the SEC on June 19, 2013
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Incorporated by reference to Form 10-Q filed with the SEC on June 19, 2013
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith**
101.INS	XBRL Taxonomy Instance Document	Filed herewith**

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

FIRST LIBERTY POWER CORP.

Date:	July 8, 2013	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director, Principal Executive Officer

Date:	July 8, 2013	By:	/s/ Mario Beckles
		Name:	Mario Beckles
		Title:	Principal Financial and Accounting Officer