Form 10-K
period 2013-07-31
First Liberty Power Corp
filed 2013-11-13
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

523,048,941 shares of common stock issued and outstanding as of November 13, 2013

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

Our common stock is quoted on the OTCQB under the symbol "FLPC".

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

As the Company and Group8 are considered as common controlled entities, the acquisition is a common control transaction. As a result of this, the accompanying consolidated financial statements have been retroactively combined since Group8’s inception, January 26, 2012.  The accompanying consolidated financial statements also include the operations of the Company, its 50% owned subsidiary Central Nevada Processing Co. LLC (CNPC) since May 31, 2012 and its 50% owned subsidiary Stockpile Reserves LLC (SRL) since May 22, 2012.   CNPC and SRL are both considered variable interest entities (VIE) for which the Company is the primary beneficiary.

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

All necessary permitting has been established to commence mining operations, and the Fencemaker mine is expected to be in operation in 2013, subject to receiving additional funding from the Company.  Subsequent to the fiscal year end, on October 14, 2013, the first production blast occurred at Fencemaker, with additional blasting following through to the date of this report.

CNPC, with a property to be permitted for mineral processing in Lovelock, Nevada, will undertake the milling of the Stibnite (Antimony) ore extracted from the Fencemaker mine, and refine it to approximately 55 to 60% purity, at which point it will be sold at market price for grade.  This milling operation, again subject to additional funding from the Company and completion of permitting, is planned to be operational in the latter part of the first calendar quarter of 2014.

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

The claims identified in the Lithium and San Juan Agreements are situated on undeveloped raw land.  Exploration work has been undertaken on all of the claims, and we intend to undertake further exploration in the expectation of finding commercially viable deposits of Lithium brine, Vanadium and Uranium, respectively.  In respect to these exploration properties, exploration will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become our principal products, in association with other minerals being mined. For the Fencemaker Project and related milling operation, the Company, subject to completing its funding obligations, expects to be able to commence mining and milling operations through SRL and CNPC, initially on a trial scale, in the first and second calendar quarters of 2013.  Based on those results, we would anticipate being able to ramp up to the permitted capacity of 36,500 tonnes/year of ore.

Our exploration program will be exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

In respect of the San Juan Agreement and Lithium Agreement with GeoXplor, the Company is in default on its obligations under the agreements.   Through to the fiscal year end and date of this report, the Company has not yet achieved a formal extension and settlement agreement.  However, the Company believes it will be possible to obtain such an agreement on terms acceptable to all parties.   Until such an agreement is reached, the value of the properties have been impaired to reflect the current status.

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

We intend to subcontract exploration work out to third parties, which are identified below in our more detailed discussions.  We intend to use the services of subcontractors for manual labor and mining work.

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

•
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

None.

ITEM 2.   PROPERTIES

Executive Offices

The address of our principal executive office is 7251 W. Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128.  Our telephone number is 702-675-8198.

Fencemaker Property

Claims

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby the Company acquired 81% of the total issued and outstanding shares of Group8. Group8 holds a 50% interest in Central Nevada Processing Co. LLC (CNPC) and a 50% interest in Stockpile Reserves LLC (SRL).  As a result of the acquisition, the Company has an effective 40.5% interest in each of CNPC and SRL.   SRL is an Antimony mining company having a mineral property known as the Fencemaker mine, located in the Stillwater Range of west central Nevada, approximately 194 kilometers northeast of the city of Reno, Nevada, and more locally approximately 60 kilometers east-southeast of the town of Lovelock.  On March 14, 2009 Stockpile acquired a five (5) year Mining Lease from Silver Bell Mining & Developing, Inc., a Nevada Corporation, which agreement was extended for a further five (5) years in 2013.  It includes five unpatented contiguous mining claims that cover a total of 100.0 acres (40.47 hectares). The position of the property is Latitude 40° 04’20.03"N, Longitude 117° 51'36.25" W. All of the claims are in sections 31, Township 26 and section 6, Township 25 North, both in Range 37 East (T26N, R37E; T25, R37E); Mount Diablo Base and Meridian (MDB&M) + (Mine Area) of Pershing County, Nevada.

Concession Name	Certificate Number	Owner	Area (acres)	Staking Date	Annual Expiration Date
Fencemaker 1	2696391	Silver Bell Mining & Developing, Inc. (100%)	20.0	May 3, 1983	September 1, 2014
Fencemaker B	269640	Silver Bell Mining & Developing, Inc. (100%)	20.0	May 4, 1983	September 1, 2014
Fencemaker C	269641	Silver Bell Mining & Developing, Inc. (100%)	20.0	May 4, 1983	September 1, 2014
Fencemaker D	269642	Silver Bell Mining & Developing, Inc. (100%)	20.0	May 4, 1983	September 1, 2014
Fencemaker E	269643	Silver Bell Mining & Developing, Inc. (100%)	20.0	May 4, 1983	September 1, 2014
TOTAL	5 concessions		100.00
Under the Fencemaker Agreement, the Company is required to:

(1)	Issue to G8MI a total of 83,000,000 shares of its Common Stock, which stock has been issued.
(2)	Deliver to G8MI cash payments of $100,000, which payments have been completed.
(3)
Further, the Company is required to undertake certain loan payments to G8 Minerals aggregating a total of $2,000,000 for associated property payments and exploration costs as follows: (a) $500,000 on or before October 30, 2012; (b) $500,000 on or before December 31, 2012; (c) $500,000 on or before February 28, 2013; and (d) $500,000 on or before April 30, 2013.    The loan payments are presently in arrears, however G8MI has not undertaken to issue any default notice, and the Company does not expect it will do so.

BOOK 259 PAGE 316
N
SEC 25
SEC 30
SEC 29
R36E
R37E
N
SEC 36
SEC 31
SEC 32
NORTH 45° EAST
600 FT
SOUTH 45° EAST
C
B
1500 FT
FENCEMAKER I
E
D
1180 FT
36°
RANGE LINE
TOWNSHIP LINE
T26N
T25N
2700 FT
(POB)
SEC 1
SEC 6
SEC 5
Scale
1000 ft
0
1000
2000 ft
Fencemaker Project claims

Location Monuments are 4 X 4 wooden posts; there is also a metal post set in concrete at the POB. Fencemaker #1 was located May 3, 1983, Fencemaker B, C, D and E were located May 4, 1983

STOCKPILE RESERVES, LLC

FENCEMAKER ANTIMONY PROJECT
CLAIM MAP

Scale: 1:15,000	Date: Sept. 30, 2012	Figure 4
Lat. 40° 04' N/Long. 117° 52' W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Conditions for Transfer of Title and Subsequent Limitations –

(1)	At such time as the First Liberty has completed the required loan payments, the terms of the Agreement will have been fulfilled and the Company’s interest will be fully secured.

Fencemaker Claims, Pershing County, NV

Location and Access

The Fencemaker Project is located approximately 194 kilometers northeast of the city of Reno, Nevada, and more locally approximately 60 kilometers east-southeast of the town of Lovelock, in the west central part of the state of Nevada, southwestern United States. The five (5) mining claims total 100 acres (40.47 hectares), and are referred to in general as the Fencemaker Mine. They are situated in the center of Table Mountain, northeastern Stillwater Range, Pershing County, State of Nevada. The approximate position of the property is Latitude 40° 04’20.03"N, Longitude 117° 51'36.25" W. All of the claims are in sections 31, Township 26 and section 6, Township 25 North, both in Range 37 East (T26N, R37E; T25, R37E); Mount Diablo Base and Meridian (MDB&M) + (Mine Area) Pershing County, Nevada (Figures 1, 2, 3 and 4). These certificates are duly recorded in book 146 at the Pershing County, Nevada Recorder’s Office and the B.L.M. Winnemucca, NV, Notice N82695. The sorting/processing plant is located at Section 32, Township 28 N, Range 32 E, Pershing County and covers 111.8 acres (45.24 hectares).

Access to the Fencemaker Project is by paved two-lane Hwy. 80 north-northeast from Lovelock for a distance of 10 kilometers, and then turning east onto East Coal Canyon Road and tertiary roads for an additional 61 kilometers to the Fencemaker minesite. The sorting/processing plant is on the west side of Hwy. 80 at the turnoff to East Coal Canyon Road.

N
Fencemaker Project
Denio
McDermitt
Rowland
San Jacinto
Mountain City
Thousand Springs
Charleston
Vya
Orovada
Paradise Valley
North Fork
Tuscarora
Midas
Montello
Wells
Deeth
Oasis
Winnemucca
Pronto
Elko
Arthur
Shafter
Valmy
Carlin
Lamoille
Gerlach
Imlay
Battle Mountain
Beowawe
Lee
Ruby Valley
Smoke Creek
Unionville
Gold Acres
Currie
Sutcliffe
Lovelock
Pyramid
Toulon
Nixon
Cherry Creek
Tippett
Parran
Wadsworth
Reno
Sparks
Fallon
Austin
Eureka
Steptoe
Salt Wells
Eastgate
Ely
Carson City
Yerington
Minden
Gardnerville
Smith
Schurz
Gabbs
Ione
Preston
Round Mountain
Hawthorne
Luning
Mina
Sunnyside
Warm Springs
Tonopah
Mount Montgomery
Pioche
Panaca
Goldfield
Tempiute
Hiko
Caliente
Barclay
Lida
Gold Point
Alamo
Elgin
Carp
Beatty
Rox
Mesquite
Mercury
Glendale
Indian Springs
Overton
Dry Lake
Pahrump
North Las Vegas
Las Vegas
Sunrise Manor
Spring Valley
Paradise
Enterprise
Henderson
Boulder City
Goodsprings
Nelson
Roach
Searchlight
Laughlin
US Highways
Interstate Highways
0
100 KM 100 Miles
© geology.com

STOCKPILE RESERVES, LLC

FENCEMAKER ANTIMONY PROJECT
NEVADA LOCATION MAP

Scale: As Shown	Date: Sept. 30, 2012	Figure 2
Lat. 40° 04' N/Long. 117° 52' W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Regional & Property Geology

Regional geology is shown below. The Fencemaker property lies in the west‐central part of the Great Basin, which in turn is part of the Basin and Range Physiographic Province. The Great Basin is characterized by north‐northeast trending mountain ranges separated by wide flat valleys. In this part of Nevada, the ranges are generally made up of Mesozoic and Tertiary volcanic and sedimentary rocks. The Great Basin is characterized by internal drainage and a long period of episodic magmatism.

Paleozoic rocks of the Great Basin are primarily sedimentary rocks deposited along a continental margin. The early Paleozoic was a relatively quiescent geological time in the Great Basin, with slow eastward advancement of the shoreline. The Antler Orogeny deformation began in the Devonian and lasted through the mid‐Mississippian. This orogeny caused uplift to the west, producing later waning of sedimentation. It imposed low angle regional scale tectonics, causing siliciclastic rocks to be thrust over the carbonate sequence. The Sonoma Orogeny of Permian/Triassic age again thrust Mesozoic age siliciclastic, turbidites, carbonates and volcanic rocks over the Antler assemblages of the eastern assemblage.

The Mesozoic sedimentary rocks have been classified into five major depositional groups of strata (Johnson, 1977). The basal Koipato Group is comprised of nonmarine volcanic and sedimentary rocks. Unconformably overlying this is the Star Peak Group, comprised of laterally interfingering limestones and dolostones. Overlying this is a thick sequence of clastic rocks, the Auld Lang Syne Group. The youngest Mesozoic unit is a pure quartzite referred to as the Boyer Ranch Formation.  Mesozoic plutonic rocks are of four ages: 1) Early Triassic leucogranites and intrusive rhyolite porphyry, 2) Jurassic granodiorite and gabbro; 3) early Late Cretaceous granodiorite, and; 4) Late Cretaceous granodiorite and quartz monzonite.

Cenozoic rocks in Pershing County consist of sedimentary and volcanic sequences, including andesite and basalt flows, tuffaceous sediments and minor tuff units. These widespread volcanic and volcaniclastic units were deposited over much of central and western Nevada. By mid‐ Cenozoic time volcanic ash, ash flows and ash flow tuffs from numerous vent areas covered the pre‐Cenozoic age rocks. Following the extrusion of these large amounts of volcanic material, extensional tectonics caused collapse that formed the numerous circular calderas that occur across much of Nevada’s Great Basin. In the Quaternary, Lake Lahontan, a large fresh water lake, was formed and covered most of central and western Nevada. Walker Lake, Pyramid Lake and several smaller lakes all exhibit internal drainage and are all that remain of the widespread Lake Lahontan (Wilson, S.E., 2010).

The compressional Laramide Orogeny (including Sonoma) occurred from Late Mesozoic (Cretaceous) to Early Cenozoic. By the Oligocene (mid-Cretaceous, approximately 30 ma) the major tectonic component had changed to extension and about 19 Ma the characteristic “basin and range” topography was formed. These extensional normal and listric faults bound most of the north to northeast trending ranges of the Great Basin and cut the major Antler and Laramide structures.

The property is situated in the center of the Table Mountain range, part of the much longer Stillwater Range of southwestern Pershing County. Permian to Early Triassic Koipato andesite flows and rhyolite tuffs and flows cap (are overthrust upon?) Late Triassic Dun Glen Formation dolomites of Auld Lang Syne Group (Burke and Silberling, 1973). Minor Tertiary sediments and tuffs may also be present. Cretaceous quartz monzonite and/or granodiorite in the immediate area may be the heat source for circulating hydrothermal metal-enriched fluids.

The Fencemaker project has not been mapped in any detail. The Mine is hosted in calcareous siltstone dolostone) of the Late Triassic Dun Glen Formation, part of the Auld Lang Syne Group. The host formation has experienced thermal metamorphism and recrystallization as shown by the coarsely crystalline marble near the mine portal. A diabase dike was reported nearby (Lawrence, 1963, pgs. 192, 193 as reported in Johnson, 1977, p. 94) but not observed during the site visit. A brief examination of the rock above the mine workings showed rusty/buff colored hematized rhyolite. Pervasive reddish brown weathering suggests andesite flows of Koipato Group. Alternately this alteration could occur along the limestone/volcanic contact.

The regional geology map (Figure 5) shows several major N-S and NNE-SSW high-angle structures in the area. These could be either high-angle imbricate faults or part of the listric and normal fault system related to extension. One or more of these probably acted as conduits for the movement of mineralizing fluids. The structure at the minesite follows an east to southeast (105o to 120o steeply south dipping (75o south-southwest) fault zone which also follows a narrow diabase dike.

N
Lovelock
Fencemaker Mine
STOCKPILE RESERVES, LLC
FENCEMAKER ANTIMONY PROJECT
REGIONAL GEOLOGY MAP
Scale: 1:500,000
Date: Sept. 30, 2012
Figure 5
Lat. 40° 04' N/Long. 117° 52' W
Drawn By: DJB
DUNCAN BAIN CONSULTING LTD.
Scale
10 kilometers
6 miles
0
10
6 miles
20 kilometers
12 miles

DESCRIPTION OF MAP UNITS

- **Qa** ALLUVIAL DEPOSITS—Locally includes beach and sand dune deposits
- **Qp** PLAYA, MARSH, AND ALLUVIAL-FLAT DEPOSITS, LOCALLY ERODED
- **Qls** LANDSLIDE DEPOSITS
- **Qm** MORAINAL DEPOSITS
- **QToa** OLDER ALLUVIAL DEPOSITS
- **QTr** RHYOLITIC FLOWS AND SHALLOW INTRUSIVE ROCKS
- **QTa** ANDESITE FLOWS AND BRECCIAS
- **QTb** BASALT FLOWS—Locally includes maar deposits
- **QTs** SEDIMENTARY ROCKS—Mostly lake deposits
- **Tri** RHYOLITIC INTRUSIVE ROCKS
- **Tmi** INTRUSIVE ROCKS OF MAFIC AND INTERMEDIATE COMPOSITION
- **Ti** INTRUSIVE ROCKS—Aphanitic, porphyritic, and coarsely granular rocks ranging in composition from diorite to granite. Clark County
- **Tbr** BRECCIA—Volcanic, thrust, and jasperoid breccia and landslide megabreccia
- **Tt3** WELDED AND NONWELDED SILICIC ASH-FLOW TUFFS—Locally includes thin units of air-fall tuff and sedimentary rock
- **Trt** ASH-FLOW TUFFS, RHYOLITIC FLOWS, AND SHALLOW INTRUSIVE ROCKS
- **Tr3** RHYOLITIC FLOWS AND SHALLOW INTRUSIVE ROCKS
- **Ta3** ANDESITE AND RELATED ROCKS OF INTERMEDIATE COMPOSITION—Flows and breccias
- **Tba** ANDESITE AND BASALT FLOWS—Mostly in ~17 to ~6 m.y. age range. In Humboldt County, locally includes rocks as old as 21 m.y. May include rocks younger than 6 m.y. in places
- **Tb** BASALT FLOWS
- **Tbg** BANBURY FORMATION—Basalt, gravel, and tuffaceous sediments locally. Northeast Humboldt County and northwest Elko County
- **Tts** ASH-FLOW TUFFS AND TUFFACEOUS SEDIMENTARY ROCKS
- **Ts3** TUFFACEOUS SEDIMENTARY ROCKS—Locally includes minor amounts of tuff
- **Ths** HORSE SPRING FORMATION—Tuffaceous sedimentary rocks, southern Nevada
- **TKsu** CONTINENTAL SEDIMENTARY ROCKS—Clark County
- **Tt2** WELDED AND NONWELDED SILICIC ASH-FLOW TUFFS—Locally includes thin units of air-fall tuff and sedimentary rock
- **Tr2** RHYOLITIC FLOWS AND SHALLOW INTRUSIVE ROCKS
- **Ta2** ANDESITE AND RELATED ROCKS OF INTERMEDIATE COMPOSITION—Flows and breccias
- **Tob** OLDER BASALT ROCKS
- **Ts2** TUFFACEOUS SEDIMENTARY ROCKS—locally includes minor amounts of tuff
- **Tt1** WELDED AND NONWELDED SILICIC ASH-FLOW TUFFS—Locally includes thin units of air-fall tuff and sedimentary rock
- **Tr1** RHYOLITIC FLOWS AND SHALLOW INTRUSIVE ROCKS
- **Ta1** ANDESITE AND RELATED ROCKS OF INTERMEDIATE COMPOSITION—Flows and breccias
- **Ts1** SEDIMENTARY ROCKS—Includes Sheep Pass Formation (Eocene) and related units and unnamed tuffaceous sedimentary rocks
- **TKs** CONTINENTAL SEDIMENTARY ROCKS—Includes units such as Pansy Lee Conglomerate in Humboldt County, part of Cretaceous(?) and Tertiary rocks of Kleinhampl and Ziony (1967) in northern Nye County, and part of "older clastic rocks" of Tschanz and Pampeyan (1970) in Lincoln County
- **Ks** CONTINENTAL DEPOSITS OF SILTSTONE, SHALE, CONGLOMERATE, AND LIMESTONE—Includes units such as King Lear Formation in Humboldt County, Newark Canyon Formation in Eureka County, Willow Tank Formation and Baseline Sandstone in Clark County

PLUTONIC ROCKS

- **TJgr** GRANITIC ROCKS, CENTRAL AND EASTERN NEVADA—Mostly quartz monzonite and granodiorite. Inconclusively dated or not dated radiometrically
- **Tgr** GRANITIC ROCKS—Mostly quartz monzonite and granodiorite
- **Mzgr** GRANITIC ROCKS, WESTERN NEVADA (Mesozoic)—Mostly quartz monzonite and granodiorite. Inconclusively dated or not dated radiometrically.
- **Kgr** GRANITIC ROCKS—Mostly quartz monzonite and granodiorite
- **KJd** DIORITE
- **Jgr** GRANITIC ROCKS—Mostly quartz monzonite and granodiorite
- **TRgr** GRANITIC ROCKS—Quartz monzonite in northern Esmeralda County

IGNEOUS AND METAMORPHIC ROCKS

- **KJim** IGNEOUS AND METAMORPHIC COMPLEX—Pegmatitic granite and other granitic rocks complexly intermixed with metasedimentary rocks. Considered to be Mesozoic igneous complex intruding lower Paleozoic and possibly Precambrian Z sedimentary rocks. Grades into units shown on map as lower Paleozoic. Ruby Mountains and East Humboldt Range, Elko County

JURASSIC AND TRIASSIC ROCKS IN WESTERN AND CENTRAL NEVADA

- **JTRsv** SHALE, SANDSTONE, VOLCANOGENIC CLASTIC ROCKS, ANDESITE, RHYOLITE, AND LOCALLY THICK CARBONATE UNITS—Undivided sequence locally containing recognizable equivalents of the Luning and Dunlap Formations
- **Jd** DUNLAP FORMATION (Lower and Middle Jurassic)—Conglomerate, sandstone, greenstone, felsite, and tuff. Locally contemporaneous with folding and thrusting. Mineral County and adjacent parts of Esmeralda and Nye Counties
- **Jgb** GABBROIC COMPLEX (Lower and Middle Jurassic)—Includes gabbro, basalt, and synorogenic quartz sandstone (Boyer Ranch Formation). Churchill and Pershing Counties
- **Jv** VOLCANIC SANDSTONE, FELSIC ASH-FLOW TUFFS, RHYOLITE, AND RHYODACITE FLOWS (Upper? Jurassic)—Pony Trail Group of Cortez Mountains, Eureka County
- **JTRs** SHALE, MUDSTONE, SILTSTONE, SANDSTONE, AND CARBONATE ROCK; SPARSE VOLCANIC ROCK (Upper Triassic and Lower Jurassic)—Includes Auld Lang Syne Group, Nightingale sequence of Bonham (1969), and Gabbs and Sunrise Formations
- **TRc** LIMESTONE, MINOR AMOUNTS OF DOLOMITE, SHALE, AND SANDSTONE; LOCALLY THICK CONGLOMERATE UNITS (Lower, Middle, and Upper Triassic)—Includes Tobin, Dixie Valley, Favret, Augusta Mountain, and Cane Spring Formations and Star Peak Group in central Nevada and Grantsville and Luning Formations in west-central Nevada
- **TRk** KOIPATO GROUP AND RELATED ROCKS (Lower Triassic)—Altered andesitic flows, rhyolitic tuffs and flows, and clastic rocks. Includes rocks mapped by Silberling (1959) as Pablo Formation and originally considered to be Permian in the Shoshone Mountains, Nye County. Includes Tallman Fanglomerate (Permian?) in Humboldt County
- **TRlgr** LEUCOGRANITE AND RHYOLITE PORPHYRY

JURASSIC AND TRIASSIC ROCKS IN EASTERN NEVADA

- **JTRa** AZTEC SANDSTONE (Triassic? and Jurassic)—Friable fine- to medium-grained sandstone with conspicuous large-scale cross strata; considered eolian. Age based on correlation with Navajo Sandstone
- **TRch** CHINLE FORMATION AND ASSOCIATED ROCKS (Upper Triassic)—Continental deposits of variegated bentonitic claystone, siltstone, and clayey sandstone; ledge-forming sandstone; and red siltstone
- **TRmt** MOENKOPI FORMATION, THAYNES FORMATION, AND RELATED ROCKS (Lower Triassic)—Marine deposits of siltstone, limestone, and sparse conglomerate

UNITS OF UNCERTAIN AGE OR CLASSIFICATION

- **JPu** VOLCANOGENIC SEDIMENTARY ROCKS, TUFF, ANDESITIC AND FELSITIC FLOWS, AND CARBONATE ROCKS—Age uncertain. Mineral, Esmeralda, and northwest Nye Counties
- **TRPs** SILTY LIMESTONE, MINOR AMOUNTS OF SHALE, AND SOME GREENSTONE—Unnamed sequence in Adobe Range, northern Elko County

WESTERN NEVADA SILICEOUS AND VOLCANIC ASSEMBLAGE (UPPER PALEOZOIC AND TRIASSIC)

Eugeogynclinal rocks originally deposited west of Antler orogenic belt. In most places, allochthonous and thrust eastward as the upper plate of the Golconda thrust

- **TRPvs** VOLCANIC FLOWS AND FLOW BRECCIAS, CHIEFLY OF ANDESITIC COMPOSITION, TUFFS, SPARSE SANDSTONE AND GRAYWACKE—Includes Happy Creek Volcanic Series and related rocks in Humboldt County and similar rocks in Washoe and Pershing Counties; includes andesite breccias and volcanogenic sedimentary rocks in Mineral County

*** Units in this Legend include those in the project area, as well as most units of Mesozoic and Cenozoic ages

STOCKPILE RESERVES, LLC		
FENCEMAKER ANTIMONY PROJECT REGIONAL GEOLOGY LEGEND		
Scale: 1:500,000	Date: Sept. 30, 2012	Figure 5a
Lat. 40° 04' N/Long. 117° 52' W	Drawn By: DJB	
DUNCAN BAIN CONSULTING LTD.

Exploration

The recommended Phase 1 drill program was initiated on July 12, 2012 to test the strike and down-dip continuity of Sb mineralization known to be present at surface in the Fencemaker Mine. A total of thirteen (13) Reverse Circulation (RC) holes were drilled to a maximum depth of 235 feet (71.6 meters) below surface.

The drill program was supervised by Dr. Duncan Bain, P.Geo., who did the initial site visit and report in March 2012. The program was managed in the field by Mr. Kim Craig, a seasoned U.S. geologist with many years of experience working in Nevada.

Phase 1 drilling commenced on July 13 using a single Reverse Circulation drill supplied by National Exploration based in Elko, Nevada. The reverse circulation drill bores a hole 5 ½ inches (140 mm) in diameter.  Thirteen (13) holes totaling 2350 feet (716.28 m) were drilled to intersect the known mineralization downdip from known mineralization and to explore for extension of the mineralized zone along strike of the known mineralization. Locations of drill holes are presented in Table 2 and Figures 7. Sections are shown on Figures 8 to 14.  The holes were spotted with a global positioning system unit and the azimuths were set using a Brunton compass.  Water was delivered to the drill sites by a water truck from a well drilled 250 feet (80 m) to the west.

Sample was in the form of chips collected in sample bags taken by the drill crew under the supervision of the geologist Mr. Craig. Each sample contained chips from a 5 foot (~1.5 m) interval from beginning to end down each hole. Each sample was tagged at the drill by the drill core. These samples were delivered to a secure core site close to the drill. Here they were given new sample numbers by the geologist to maintain independence from the numbers given by the drill crew. The chips from each sample interval were examined by the geologist to look for Sb mineralization, both in the interval expected to contain continuation of the mineralization known at surface, and any new zones of potential Sb mineralization. The longest sample taken within any geological unit was 5 feet (1.5) meters.

Each sample from the drill weighed approximately 20 pounds (~10 kg). Sample material was reduced down by a splitter to approximately 3-4 pounds (1.5-2.0 kg). Following examination by the geologist the samples from each interval considered to contain Sb mineralization and two (2 X 5 feet) samples on either side of those intervals were put into plastic bag. Each five (5) foot (1.5 m) sample went into an individual bag with a numbered sample ticket on each bag. The corresponding sample number was written on the outside of the bag with a waterproof marker.  The remainder of each original sample was retained and stored in a secure site, available for re-sampling and additional examination.

DRILL HOLE #	COLLAR N	COLLAR E	COLLAR ELEVATION	AZIMUTH	DIP	DEPTH TOTAL	FAN
	NAD27	NAD27	FT (m)	DEGREES	FROM HORIZONTAL	FT (m)
FM01	4435901	426777	5505(1678)	30	-40	200(61)	AA
FM02	4435900	426777	5505(1678)	30	-65	145(44)	AA
FM03	4445899.5	426777	5505(1678)	30	-90	145(44)	A
FM04	4435900	426779	5505(1678)	70	-40	125(38)	AC
FM05	4435899.5	426778.5	5505(1678)	70	-65	125(38)	AC
FM06	4435900	426775	5505(1678)	350	-40	40(12)	AB
FM07	4435899.5	426775.5	5505(1678)	350	-65	105(32)	AB
FM08	4435869	426837	5521(1683)	27	-50	145(44)	B
FM09	4435867.5	426836.5	5521(1683)	27	-90	105(32)	B
FM10	4435936	426692	5478(1678)	105	-80	200(61)	Well
FM11	4435900	426742	5498(1676)	27	-65	325(99)	C
FM12	4435903	426745	5498(1678)	61	-45	345(105)	D
FM13	4435905	426742	5498 (1678)	15	-35	345(105)	E
Total	2350 (716)

Drilling to confirm continuity of Sb mineralization was successful.

 Drillhole Samples and Assay Results

SAMPLING METHODS AND APPROACH

Drill chip sampling was supervised by the Mr. Craig, the geologist on site. As the drilling was performed using a Reverse Circulation machine no core was extracted. Instead rock chips were produced and collected by the drill crew. A sample of chips was taken of 5 foot (1.5 m) sections from top to bottom of hole. Each sample was examined by the geologist on site, and a brief drill log was made. From this information the geologist selected samples which he considered likely to contain antimony mineralization, in the form of stibnite. The sample numbering 1 to 195 was for the first examination of sample material from all holes. Assay results led to a review of samples to test intervals that appeared to contain mineralization not recognized in the initial examination. This led to additional samples being selected, and are labeled 1a to 80a. All samples were split and reduced down to a sample 1 to 2 pounds (0.5 to 1.0 kg) in weight. Each of these samples was placed in a plastic bag with an identifying numbered sample tag and the bag was tied shut. The sample number was also written on the outside of the plastic sample bag and the samples were placed in larger bags not exceeding 20 kilograms in weight for transport to the laboratory. The sample number was also entered into the geologic log at the appropriate down hole interval. A total of 195 samples of 5 foot (1.5 m) intervals were sampled and samples were submitted to the laboratory for assaying.

Two duplicate samples were submitted to the same lab to check for nugget effect. To check the lab accuracy every 20th sample submitted was a blank sample. Blanks consisted of samples taken from an outcrop of massive siltstone located approximately five kilometres to the west. Standards were also analyzed. Only five (5) standards were submitted as the availability of standards of high-grade Sb are very rare.

Samples were delivered by one of the company’s representatives to a globally recognized ISO certified laboratory (ALS-Chemex Labs) in Reno for assaying. All samples were of rock chips and weighed an average of one to kilogram.

SAMPLE PREPARATION, ANALYSES AND SECURITY

Samples were taken by the author, with a label placed inside each bag. Samples were then sealed and the sample number was written ofn the outside of each bag. They were transported to Reno, where they were shipped by courier to the ALS Group Sample Preparation office in Reno. Assay results were requested to be sent only to the author. Sample and analysis methods are described below:

PREP-31B

The sample is logged in the tracking system, weighed, dried and finely crushed to better than 70 % passing a 2 mm (Tyler 9 mesh, US Std. No.10) screen. A split of up to 1000 g is taken and pulverized to better than 85 % passing a 75 micron (Tyler 200 mesh) screen. This method is appropriate for rock chip or drill samples.

ME-ICP41

The sample is digested in a mixture of nitric, perchloric and hydrofluoric acids. Perchloric acid is added to assist oxidation of the sample and to reduce the possibility of mechanical loss of sample as the solution is evaporated to moist salts. Elements are determined by inductively coupled plasma – atomic emission spectroscopy (ICP-AES). Four acid digestions are able to dissolve most minerals; however, although the term “near complete” is used, depending on the sample matrix, not all elements are quantitatively extracted.

Au-AA23

Samples were tested for low grade but anomalous Au with this method. This consisted of Fire Assay with an Atomic Absorption finish of a 30 g sample.

Sb-AA08

Ore grade sample were re-analyzed for Sb using this method. This involved a more complete 4 acid leach and Atomic Absorption analysis.

All pulps have been retained by the lab on an ongoing basis. Rejects were discarded.

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

Under the Lithium Agreement, the Company is required to:

Make Cash Payments - First Liberty shall pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $725,000, according to the following schedule:

(1)	Twenty-Five Thousand Dollars ($25,000.00) within 5 days of the execution of this agreement, which amount was paid during the year ended July 31, 2012;

(2)	One-hundred Thousand Dollars ($100,000.00) to GeoXplor on or before December 31, 2012, which amount remains outstanding as the date of this filing;

(3)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2013;

(4)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2014;

(5)	Two-hundred Thousand Dollars ($200,000.00) to GeoXplor on or before December 31, 2015;

Stock Issuance – As additional consideration, the Purchase Price shall include the issuance of 2,000,000 Shares, subject to such conditions as may be imposed by the rules and regulations of the United States Securities and Exchange Commission, as follows:

(1)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2012, which amount remains outstanding as the date of this filing;

(2)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2013;

(3)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2014;

(4)	Five-hundred Thousand (500,000) Shares to GeoXplor on or before December 31, 2015;

Work Commitment – First Liberty shall expend not less than One Million Five-Hundred Thousand Dollars ($1,500,000) in Mineral Exploration and Development Testing ("Work"). The Work shall be scheduled according to the following schedule:

(1)	One Hundred Thousand Dollars ($100,000.00) on or before November 15, 2012, which amount remains outstanding as of the date of this filing;

(2)	Four-hundred Thousand Dollars ($400,000.00) on or before December 31, 2012, which amount remains outstanding as of the date of this filing;

(3)	Five-hundred Thousand Dollars ($500,000.00) on or before December 31, 2013;

(4)	Five-hundred Thousand Dollars ($500,000.00) on or before December 31, 2014;

As of date of this report, the Company has expended approximately $80,000 towards the required work program. The Company is presently in negotiations for an amendment to the Lithium Agreement, which will adjust the stock and payment work requirements.

The Company is in default on its obligations under the agreements.   Through to the fiscal year end and date of this report, the Company has not yet achieved a formal extension and settlement agreement.  However, the Company believes it will be possible to obtain such an agreement on terms acceptable to all parties.   Until such an agreement is reached, the value of the properties under the Lithium Agreement have been impaired to reflect the current status.

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

First Liberty Power Corp.
Lida Valley, Nevada, Gravity and CSAMT/MT (EM) Surveys
Modeled Bedrock Depth (from gravity survey) and EM Station Locations

Northing (NAD27 meters)
Easting (NAD27 meters)
Bedrock Depth (meters)
0
-25
-50
-75
-100
-125
-150
-175
-200
-225
-250
-275
-300
-325
-350
-375
-400
-425
-450
-475
-500
-525
-550
-575
-600
-625
-650
N
EM Station

Figure 4

Hasbrouck Geophysics, Inc.

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

Exploration

In the 1970’s USGS conducted a gravity survey covering Clayton Valley and the valley connecting Clayton Valley to Big Smoky where the Smokey Valley Property claims are located. The resulting maps show a relationship between the brine field in Clayton Valley and the deepest parts of the valley. The map also suggests that there is a height of bedrock between the Smokey Valley claims and Clayton Valley which may act as a barrier for water moving from Big Smokey Valley to Clayton Valley.  The USGS performed two exploratory drill holes in Big Smokey Valley, (not on Smokey Valley Property) as part of a program to evaluate the lithium resource potential of the basins adjacent to Clayton Valley. Hole BS13 was terminated to 675 feet, Lithium in sediments ranged from 48-365ppm averaging 160ppm, lithium in water ranged from 100-1,700ppb. Hole BS14 was terminated at 215 feet. Lithium in sediments ranged from 40-287ppm, averaging 150ppm, lithium in water ranged from 820-1300ppb.   These results were of indicative of the validity of additional work being performed on the Smoky Valley Property.

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

The Company is in default on its obligations under the Agreement.   Through to the fiscal year end and date of this report, the Company has not yet achieved a formal extension and settlement agreement.  However, the Company believes it will be possible to obtain such an agreement on terms acceptable to all parties.

Location and Access

The Uravan Property is located in the northeast corner of San Juan County approximately 40 miles southeast of Moab, Utah. The area is sparsely populated with a small village of La Sal, Utah, about 10 miles west of the claim block. Utah Highway 46, an all-weather paved road provides access to the southern region of the mineral claims. A network of forest roads, drill access roads and jeep trails make most of the claim block accessible year round.

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

As of July 31, 2013, the exploration conducted to date has provided positive indications that additional exploration is warranted, but there are no known or proven reserves, and substantial additional exploration work must be undertaken on the Van-Ur Property.

As the Company is no longer in possession of this property as at July 31, 2013, the provided data is for historical reference only.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol “FLPC”

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the two fiscal years ended July 31, 2013:

For the Quarter ended	High	Low
October 31, 2011	$0.10	$0.04
January 31, 2012	$0.08	$0.07
April 30, 2012	$0.05	$0.04
July 31, 2012	$0.05	$0.03
October 31, 2012	$0.03	$0.03
January 31, 2013	$0.01	$0.01
April 30, 2013	$0.01	$0.01
July 31, 2013	$0.01	$0.01

The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of our Common Stock

On November 13, 2013, the shareholders’ list of our common stock showed 18 registered shareholders and 523,048,941 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2013, we had not adopted an equity compensation plan and had not granted any stock options.

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

On March 1, 2013, the Company issued 600,000 shares of restricted common stock to Mary Fitzpatrick valued at $1,860 in exchange for her ongoing financial support services at the subsidiary level for Stock Pile Reserves, LLC and Central Nevada Processing Co., LLC.

On February 28, 2013, the Company issued 2,857,143 restricted shares of common stock to LTV International Holdings valued at $9,143 in lieu of cash for consulting fees that had been accrued as compensation for services.  Mr. Don Nicholson is the designated service provider under the agreement with LTV.

On March 4, 2013, the Company issued 3,015,625 restricted shares of common stock to Robert Reynolds, VP of Operations, valued at $10,555 in lieu of cash for consulting fees that had been accrued as compensation for his services.

On March 5, 2013, the Company issued 2,969,700 restricted shares of common stock to Mario Beckles, CFO, valued at $8,018 in lieu of cash for consulting fees that had remained accrued as compensation for his services.

During the year ended July 31, 2013 the Company issued a total of 289,028,553 shares directly related to debt conversions of increments totaling $1,086,056.

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

Liquidity & Capital

Cash Flow and Working Capital

As of July 31, 2013, we had cash and cash equivalents of approximately $5 thousand and a working capital deficit of approximately $1.8 million as compared to cash and cash equivalents of $68 thousand and working capital deficit of $614 thousand as of July 31, 2012. Our working capital deficit as of July 31, 2013 included $334 thousand in accounts payable and accrued interest, $391 thousand in due to related parties, $442 thousands to an external note holder, $329 thousand of convertible notes payable and $343 thousand of derivative liability.

 Operating Activities

During the year ended July 31, 2013, operating activities used $416 thousand in cash, while for the year ended July 31, 2012 operating activities used $377 thousand in cash. We incurred additional legal and financing fees associated with increased convertible note conversions during the twelve month period in addition to increased consulting fees due to new management additions.

Investing Activities

During year ended July 31, 2013, approximately $13 thousand in cash was used in investing activities, principally for the acquisition of 50% Central Nevada Processing Co. LLC (CNPC) and 50% of Stockpile Reserves LLC (SRL).

Financing Activities

During the year ended July 31, 2013, our financing activities provided $365 thousand compared to $937 thousand for the twelve months ended July 31, 2012. The cash provided during the 2013 period resulted from proceeds of $419 thousand from the proceeds from borrowing on convertible notes and proceeds from related parties of $98 thousand. We made payments of notes payable to certain related parties of $78 thousand and also paid approximately $74 thousand to our external note holder.

At present, the Company’s cash position is insufficient to meet its obligations through to the end of the fiscal year, as we are not currently generating any revenues, and, over the next 12 months, we will require additional funds to meet our operating obligations and property payment / work program obligations, as well as the repayment of the convertible notes should they not be converted to equity prior to their maturity dates.  At present, we anticipate our funding requirements to be approximately $3.0 million. This estimate is comprised of $1 million for required and additional exploration and maintenance expenditures on our properties, approximately $1.2 million for required development expenditures on our Antimony property, and a further $800 thousand to cover operating, debt and overhead costs. Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration / development on our properties are required to accelerate their development.

This amount may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. We need to raise additional funds in the near future in order to proceed with our exploration and development program, as our available cash is insufficient.

The Company intends to pursue all available and reasonable avenues to raise the additional funds required to continue the exploration and development of its properties.

There is no assurance we will be able to identify or acquire these additional funds, or additional funds on a commercially reasonable basis.

Results of Operations

Total Revenues

Our revenue since inception (March 28, 2007) has been nil.

Exploration Costs

Our exploration costs were approximately $207 thousand for the fiscal year ended July 31, 2013 and $122 thousand for the fiscal year ended July 31, 2012. The increase is due to advanced drilling and exploration costs associated with the Fencemaker project under Stockpile Reserves LLC subsidiary.

Management and Consulting Fees

Our management and consulting fees were approximately $238 thousand for the fiscal year ended July 31, 2013 and $429 thousand for the fiscal year ended July 31, 2012. The decrease is due to the completion of the amortization of prepaid consulting fees associated with our CEO which ended during the third quarter of the fiscal year.

Professional Fees Expense

Our professional fees expense for the fiscal year ended July 31, 2013 was approximately $353 thousand. For the fiscal year ended July 31, 2012, our professional fees expense was approximately $296 thousand. The increase is primarily due to the consulting fees associated with the addition of our new subsidiary SRL of $115 thousand, management consulting expense due new management additions of $85 thousand, $34 thousand in accounting fees, and $31 thousand in other legal and corporate expenses.

General and Administrative Expense

General and administrative expenses were approximately $230 thousand and $75 thousand during the fiscal years ended July 31, 2013 and 2012, respectively. The increase is primarily due to increased investor relations expense of $120 thousand and the addition of our two subsidiaries CNPC and SRL.

Operating Loss

Our operating loss was approximately $1.8 million in the 2013 period versus a loss of approximately $922 thousand in the 2012 period. The increase in the operating loss is due to primarily the addition of our two subsidiaries, CNPC and SRL.

Impairment of Assets

During the fiscal year ended July 31, 2013, we incurred a one time, non-recurring impairment charge of $319 thousand on our Lithium properties and $495 thousand on our subsidiaries, CNPC's millsite.

Interest Expense

Our interest expense was approximately $744 thousand in the 2013 period versus a loss of approximately $808 thousand in the 2012 period. The increase in the interest expense is due primarily to an increase in the number of convertible notes issued during 2013.

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

Going Concern

In their audit report relating to our financial statements for the period ended July 31, 2013, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Index to Financial Statements July 31, 2013 and 2012
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of July 31, 2013 and 2012	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended July 31, 2013 and 2012, and Cumulative from Inception (March 28, 2007) through July 31, 2013	F-4
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from Inception (March 28, 2007) through July 31, 2013	F-5 and F-6
Consolidated Statements of Cash Flows for the Years Ended July 31, 2013 and 2012, and Cumulative from Inception (March 28, 2007) through July 31, 2013	F-7
Notes to Consolidated Financial Statements July 31, 2013 and 2012	F-8 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
First Liberty Power Corp.

We have audited the accompanying balance sheets of First Liberty Power Corp. and subsidiaries (An Exploration Stage Company) (the “Company”) as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2013 and 2012, and for the period from inception (March 28, 2007) to July 31, 2013. First Liberty Power Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Liberty Power Corp. and subsidiaries as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2013 and 2012, and for the period from inception (March 28, 2007) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
November 12, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Audited)

	July 31, 2013	July 31, 2012
ASSETS
CURRENT ASSETS:
Cash in bank	$5,262	$68,660
Prepaid expense	-	253,948
Available for sale securities	3,050	20,000
Total current assets	8,312	342,608

PROPERTY:
Deposit on mineral property	45,187	846,950
Property & equipment, net	2,666	4,314

OTHER ASSETS:
Unamortized financing fees	57,257	54,050

TOTAL ASSETS	$113,422	$1,247,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$293,582	$90,278
Accounts payable – related parties	77,441	-
Accrued interest	39,971	12,730
Due to related parties – current portion	313,920	201,252
Notes payable – current portion	442,000	300,000
Derivative liability	342,398	-
Convertible notes payable, net of unamortized discount
of $362,382 and $148, 680 as of July 31, 2013 and 2012, respectively	329,520	406,094
Total current liabilities	1,838,832	1,010,354

LONG TERM LIABILITIES:
Convertible note payable, net of unamortized discount of $0
and $14,375 as of July 31, 2013 and 2012, respectively	-	135,625
Note payable	-	170,000
Due to related party	-	42,866

Total liabilities	1,838,832	1,358,845

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 1,080,000,000 shares authorized; 466,752,425 and 165,001,834 shares issued and outstanding in 2013 and 2012, respectively	466,753	165,002
Additional paid-in capital	2,894,959	2,096,562
Advances to related party	(16,331)	(39,675)
Deficit accumulated during the exploration stage	(4,519,927)	(2,336,391)
Non-controlling interest	(550,864)	3,579
Total stockholders' deficit	(1,725,410)	(110,923)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$113,422	$1,247,922

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

			Cumulative
	July 31,		From Inception
	2013	2012	(March 28, 2007) to July 31, 2013

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	206,583	121,987	559,081
General and administrative-
Management & consulting fees	238,922	429,100	1,487,354
Professional fees	353,159	296,521	794,060
General and administration	230,708	74,585	409,689
Impairment of assets	814,950	-	814,950
Total general and administrative expenses	1,844,322	922,193	4,065,134
LOSS FROM OPERATIONS	(1,844,322)	(922,193)	(4,065,134)

OTHER EXPENSE:
Gain on sale of mineral property	-	-	155,000
Loss on investment	(16,950)	(230,000)	(246,950)
Loss on derivative	(131,659)	-	(131,659)
Interest expense	(743,959)	(23,711)	(808,665)
Exchange loss	(1,089)	(1,744)	(3,811)

TOTAL OTHER EXPENSE	(893,657)	(255,455)	(1,036,085)

NET LOSS	$(2,737,979)	$(1,177,648)	$(5,101,219)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(554,443)	(50,050)	(604,493)

NET LOSS ATTRIBUTABLE TO THE COMPANY	(2,183,536)	(1,127,598)	(4,496,726)

COMPREHENSIVE LOSS
Change in market value of securities	-	-	(75,000)

COMPREHENSIVE LOSS	$(2,737,979)	$(1,177,648)	$(5,176,219)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.01)	$(0.01)
Comprehensive loss per common share-basic	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	262,842,223	122,049,604

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2013
(Audited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Stock Payable	Advances to Related party	Deficit Accum During Exploration Stage	Accum Other Comprehensive Income	Total Equity Attributable to FLPC	Non Controlling Interest		Totals
Balance – March 28, 2007	-	$-	$-	$-	$-	$-	$-	$-	$		$

Common stock issued for cash	43,200,000	43,200	-	-	-	(23,200)	-	20,000				20,000
Net loss for the period	-	-	-	-	-	(520)	-	(520)				(520)
Balance - July 31, 2007	43,200,000	43,200	-	-	-	(23,720)	-	19,480				19,480

Common stock issued for cash	24,975,000	24,975	21,525	-	-	-	-	46,500				46,500
Deferred offering costs	-	-	(13,750)	-	-	-	-	(13,750)				(13,750)
Forgiveness of related party debt	-	-	475	-	-	-	-	475				475
Net loss for the period	-	-	-	-	-	(41,576)	-	(41,576)				(41,576)
Balance July 31, 2008	68,175,000	68,175	8,250	-	-	(65,296)	-	11,129				11,129
							-
Net loss for the period	-	-	-	-	-	(20,196)	-	(20,196)				(20,196)
Balance July 31, 2009	68,175,000	68,175	8,250	-	-	(85,492)		(9,067)				(9,067)
							-
Common stock to be issued for services	-	-	-	64,973	-	-	-	64,973				64,973
Common stock issued for services	250,000	250	187,250	-	-	-	-	187,500				187,500
Net loss for the period	-	-	-	-	-	(383,203)	-	(383,203)				(383,203)
Balance July 31, 2010	68,425,000	68,425	195,500	324,973	-	(468,695)		120,203				120,203

Common stock subscribed for cash	970,000	970	484,030	(260,000)	-	-	-	225,000				225,000
Common stock to be issued for services	5,750,000	5,750	980,002	(64,973)	-	-	-	920,779				920,779
Common stock issued for property acquisitions	929,426	929	149,071	-	-	-	-	150,000				150,000
Change in market value of securities	-	-	-	-	-	-	(75,000)	(75,000)				(75,000)
Net loss for the period	-	-	-	-	-	(740,098)	-	(740,098)				(740,098)
Balance July 31, 2011 (audited)	76,074,426	$76,074	$1,808,603	$-	$-	$(1,208,793)	$(75,000)	$600,884				600,884

Common stock subscribed for cash	187,500	188	14,812	-	-	-		15,000				15,000
Common stock to be issued for services	736,364	736	50,439	-	-	-	-	51,175				51,175
Common stock issued for conversion of debt	3,753,544	3,754	298,218	-	-	-	-	301,972				301,972
Common stock issued for property acquisitions	1,250,000	1,250	78,700	-	-	-	-	79,950				79,950
Common stock issued for Group8 Mineral founder shares	83,000,000	83,000	(83,000)
Warrants granted for commission fees	-	-	20,100	-	-	-	-	20,100				20,100
Acquisition of 50% Stockpile Reserves, LLC	-	-	(91,310)	-	(9,200)			(100,510)		53,629		(46,881)
Change in market value of securities	-	-	-	-	-	-	(155,000)	(155,000)				(155,000)
Realized loss on securities	-	-	-	-	-	-	230,000	230,000				230,000
Advances to related party	-	-	-	-	(30,475)	-	-	(30,475)				(30,475)
Net loss for the period	-	-	-	-	-	(1,127,598)	-	(1,127,598)		(50,050)		(1,177,648)
Balance July 31, 2012	165,001,834	$165,002	$2,096,562	$-	$(39,675)	$(2,336,391)	$-	$(114,502)		3,579		(110,923)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2007)
THROUGH JULY 31, 2013
(Audited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Stock Payable	Advances to Related party	Deficit Accum During Exploration Stage	Accum Other Comprehensive Income	Total Equity Attributable to FLPC	Non Controlling Interest	Totals
Balance July 31, 2012	165,001,834	$165,002	$2,096,562	$-	$(39,675)	$(2,336,391)	$-	$(114,502)	$3,579	$(110,923)

Acquisition of Group8 Mineral	-	-	(100,000)	-	-	-		(100,000)		(100,000)
Common stock to be issued for services	1,612,903	1,613	12,903	-	-	-	-	14,516		14,516
Common stock issued for conversion of debt	289,028,553	289,028	797,027	-	-	-	-	1,086,056		1,086,056
Common stock issued for financing	1,666,667	1,667	48,333	-	-	-	-	50,000		50,000
Common stock issued to officers for service	9,442,468	9,442	20,134					29,576		29,576
BCF on Convertible Note	-	-	20,000	-	-	-	-	20,000		20,000
Change in market value of securities	-	-	-	-	-	-	-	-		-
Realized loss on securities	-	-	-	-	-	-	-	-		-
Advances to related party	-	-	-	-	23,344	-	-	23,344		23,344
Net loss for the period	-	-	-	-	-	(2,183,536)	-	(2,183,536)	(554,443)	(2,737,979)
Balance July 31, 2013 (audited)	466,752,425	$466,753	$2,894,959	$-	$(16,331)	$(4,519,927)	$-	$(1,174,546)	(550,864)	(1,725,410)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

			Cumulative
	July 31,		From Inception
			(March 28, 2007)
	2013	2012	To July 31, 2013
OPERATING ACTIVITIES:
Net loss	$(2,737,979)	$(1,177,648)	$(5,101,219)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,648	-	1,648
Debt forgiven	-	-	475
Gain/loss on sale of investment	16,950	230,000	91,950
Stock based compensation, consulting service	195,723	470,745	1,290,986
Convertible note issued for service	112,500	22,500	135,000
Impairment on assets	814,950	-	814,950
Loss on derivative	131,659	-	131,659
Amortization of financing fees	729,015	71,269	800,284
Changes in net assets and liabilities -
Accrued interest	27,241	23,711	91,944
Prepaid expense	12,101	(10,701)	(183)
Change in unamortized financing fees	3,207	(51,500)	(48,293)
Accounts payable - trade	199,405	29,010	289,682
Accounts payable – related parties	77,441	15,150	169,579
NET CASH USED IN OPERATING ACTIVITIES	(416,139)	(377,464)	(1,331,538)

INVESTING ACTIVITIES:
Cash paid for acquisitions	(13,187)	(527,000)	(725,187)
Cash received from Stockpile Reserves, LLC Acquisition	-	3,555	3,555
Loan to other entity	-	(42,975)	(42,975)
NET CASH USED IN INVESTING ACTIVITIES	(13,187)	(566,420)	(764,607)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	15,000	566,500
Proceeds from notes/loans payable	419,166	848,000	1,517,166
Proceeds from related party debt	98,766	119,944	228,471
Payments on notes payable	(78,000)	(25,000)	(103,000)
Payments on related party debt	(74,005)	(19,975)	(93,980)
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	365,927	937,969	2,101,407

NET INCREASE (DECREASE) IN CASH	(63,399)	(5,915)	5,262

CASH – BEGINNING OF PERIOD	68,661	74,576	-
CASH – END OF PERIOD	$5,262	$68,661	$5,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Net liability assumed through Stockpile Reserves, LLC acquisition	$-	$41,236	$41,236
Unamortized financing fees	$-	$-	$(15,000)
Change in prepaid, net	$-	$19,972	$73,077
Conversion of debt to equity	$1,113,771	$301,973	$1,415,744
Convertible note issued for prepaid	$-	$135,000	$135,000
Shares issued for deposit on mineral property	$-	$79,950	$79,950

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

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

On December 22, 2009, the Company declared a 27 for 1 forward stock split of its authorized and issued and outstanding common stock. The Company’s authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of March 28, 2007, the date of our inception, and in all shares and per share data in the financial statements. In July 2013 the board of directors authorized, and in August 2013, further to shareholder approval, the Company’s authorized common stock increased from 540,000,000 shares of common stock with a par value of $0.001 to 1,080,000,000 shares of common stock with a par value of $0.001.

Effective December 22, 2009, the Company changed its name from “Quuibus Technology, Inc.” to “First Liberty Power Corp.” by way of a merger with its wholly owned subsidiary First Liberty Power Corp., which was formed solely for the name change.
On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of the Company to G8MI plus one hundred thousand dollars ($100,000) cash payment to G8MI. Further, pursuant to the Agreement, the Company is required to undertake certain payments to Group8 aggregating a total of $2,000,000 for associated property payments and exploration costs as follows: (a) $500,000 on or before October 30, 2012; (b) $500,000 on or before December 31, 2012; (c) $500,000 on or before February 28, 2013; and (d) $500,000 on or before April 30, 2013, the timing of which remaining payments have been extended by mutual agreement pending additional funding of the Company.

In accordance with ASC 805, “Business Combinations”, and in particular ASC 805-50, the acquisition of Group8 is accounted for as an asset purchase without goodwill as Group8 did not meet the definition of a business per ASC 805 at the time of the acquisition. Additionally the CEO of First Liberty and controlling director of the Company is also a 50% director of G8MI as such the transaction was deemed a transaction under common control. As the Company and Group8 are considered as common controlled entities, the acquisition is a common control transaction; therefore, the financial statements requires retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. The 83,000,000 shares of the Company’s common stock issued to G8MI for 81% of Group8 will be recorded as founder’s shares to G8MI at Group8’s inception date, January 26, 2013.

On May 22, 2012 and May 31, 2012, Group8 obtained 50% control of Stockpile Reserves, LLC (“SRL”) and Central Nevada Processing Co. LLC (“CNPC”), respectively. SRL has a net liability of $37,681 with non-controlling interest of $53,629 at May 22, 2012. The total net liability assumed by Group8 was $91,310, which will be combined with the Company’s financial statements as of July 31, 2012. There was no operation in CNPC as of July 31, 2012.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 JULY 31, 2013 AND 2012

A summary of SRL net liability allocation is as follows:
Assets acquired:
Cash and cash equivalents	$3,555
Advances to related party	9,200
Property and equipment, net	4,314
Total assets acquired	$17,069
Liabilities assumed:
Due to related party	$54,750
Total liabilities assumed	$54,750
Non-controlling interest	53,629
Net assets acquired	$(91,310)

As of July 31, 2013, the Company paid off the $100,000 cash payment to G8MI which was applied against the $100,000 obligation under the agreement to acquire Group8. The 83,000,000 shares of the Company issued to G8MI are valued at $0 as Group8 founder’s shares as of July 31, 2012, and $(100,000) on August 22, 2012 as the Company has the liability to pay G8MI for the acquisition of Group8 when the Company entered into the share exchange agreement with G8MI and Group8.

Basis of Presentation

As a result of the acquisition, the accompanying consolidated financial statements include the operations of G8 Minerals since August 22, 2012.  The accompanying consolidated financial statements also include the operations of the Company, its 50% owned subsidiary Central Nevada Processing Co. LLC (“CNPC”) and its 50% owned subsidiary Stockpile Reserves LLC (“SRL”).   CNPC and SRL are both considered variable interest entities (VIE) for which the Company is the primary beneficiary.

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
JULY 31, 2013 AND 2012

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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3) for the deemed value of $250,000. The equity investment is periodically reviewed to determine if impairment is required. As of July 31, 2013, the Company realized a total of $246,950 in loss on investment, and reduced the value of the 500,000 shares of New American Energy common stock to $3,050.

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

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 1 – Organization and summary of significant accounting policies (continued) Convertible Debentures
Beneficial Conversion Feature
If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount
The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480, applies to certain contracts involving a company's own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer's equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:
– A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares with an issuance date fair value equal to a fixed dollar amount,
– Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares, or
– Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put that could be net share settled.
If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 4). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Derivative Financial Instruments
Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 1 – Organization and summary of significant accounting policies (continued)

The Company recorded derivative liability of $342,398 and $0 and a loss of $131,659 and $0 on derivative valuation for the years ended July 31, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2013 and 2012, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2013 and 2012, and expenses for the years ended July 31, 2013 and 2012, and cumulative from inception.  Actual results could differ from those estimates made by management.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of July 31, 2013, there have been no asset retirement obligations recorded.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $4,519,928 and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Under the new Lithium Agreement, the Company is required pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $725,000, undertake the issuance of 2,000,000 Shares, and expend not less than One Million Five-Hundred Thousand Dollars ($1,500,000) in Mineral Exploration and Development Testing ("Work").

The Company is in default on its obligations under the agreements.   Through to the fiscal year end and date of this report, the Company has not yet achieved a formal extension and settlement agreement.  However, the Company believes it will be possible to obtain such an agreement on terms acceptable to all parties.   Until such an agreement is reached, the value of the properties under the Lithium Agreement have been impaired to reflect the current status.  See Note 11.

 FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 3 – Mineral properties (Continued)

B) Fencemaker Agreement:

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby the Company acquired 81% of the total issued and outstanding shares of Group8. Group8 holds a 50% interest in Central Nevada Processing Co. LLC (CNPC) and a 50% interest in Stockpile Reserves LLC (SRL).  As a result of the acquisition, the Company has an effective 40.5% interest in each of CNPC and SRL.   SRL is an Antimony mining company having a mineral property known as the Fencemaker mine, located in the Stillwater Range of west central Nevada, approximately 194 kilometers northeast of the city of Reno, Nevada.

Under the Fencemaker Agreement, the Company is required to issue to G8MI a total of 83,000,000 shares of its Common Stock, which stock has been issued; deliver to G8MI cash payments of $100,000, which payments have been completed, and; the Company is required to undertake certain loan payments to G8 Minerals aggregating a total of $2,000,000 for associated property payments and exploration costs.  The loan payments are presently in arrears, however G8MI has not undertaken to issue any default notice, and the Company does not expect it will do so.

C) San Juan Agreement:

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

Under the San Juan Agreement, the Company is required to pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $500,000, issue 3,000,000 Shares, and expend not less than One Million Five-Hundred Thousand Dollars ($1,000,000) in Mineral Exploration and Development Testing

The Company is presently actively seeking investment capital to undertake the next stages of development on the San Juan Agreement, and is seeking to close this financing within the current quarter.  The San Juan Property encompasses certain claims previously included in agreements between the Company and GeoXplor, and this Agreement supersedes and replaces all prior agreements in respect to those claims.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 4 – Convertible notes payable

Tangiers Investors, LLC (“Tangiers”)

On February 23, 2012, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $102,500, less $2,500 for legal related costs and $10,000 fee to be paid to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of February 22, 2013. On March 7, 2012, the Company entered into another agreement with Tangiers for the same amount and terms with the maturity of March 6, 2013. On August 31, 2012 the Company entered into a third agreement with Tangiers for $20,000 with an interest rate of ten percent (10%) per annum, until the maturity date of February 8, 2013.  On May 21, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Tangier’s Capital, a Delaware corporation, an accredited investor, whereby Tangier’s Capital loaned the Company the aggregate principal amount of $62,500, less $35,000, for legal related costs, the six (6) month forbearance on any and all of the Company’s notes held by the Purchaser that are currently in default, and for the settlement of losses resulting from the delay in issuance of shares for the conversion dated March 13, 2013 pertaining to the one hundred and two thousand five hundred dollars ($102,500) convertible note dated March 7, 2012, together with an interest rate of ten percent (10%) and with the maturity of May 21, 2013.

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

Tangiers Note 1 and Note 2 are original issue discount notes valued for $315,385 consisting of principal of $205,000 and a discount of $110,385 which was valued based on the 65% conversion rate. See Note 6 for share conversion.

Tangiers Note 3 provides Tangiers the option until the repayment date, to convert the note to shares of the Company’s common stock at a fixed price of $0.02 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. On February 8, 2013, the Note matured and is currently in default. The company has negotiated a 6 month forbearance against default on this note. See subsequent event (Note 12).

Tangiers Note 4 is original issue discount note valued for $125,000 consisting of principal of $62,500 and a discount of $62,500 which was valued based on the 50% conversion rate.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 4 – Convertible notes payable (continued)

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

The Four (4) original issue discount notes were valued for $276,725, consisting of principal of $160,500 and a discount of $116,225 which was valued based on the 58% conversion rate for all three notes. See Note 6 for share conversion.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 4 – Convertible notes payable (continued)

Denali Equity Croup LLC. (“Denali”)

On June 28, 2012, the Company entered into a Consulting Service Agreement with Denali Equity Group, LLC, a Nevada limited liability company, that in consideration of the service, the Company shall issue a convertible note of $135,000 to Denali. The Consulting Service Agreement has a term of two (2) years. During the quarter ended October 31, 2012, the Company recorded $67,500 in consulting expense, leaving a prepaid expense balance of $45,000. The Convertible Note Agreement with Denali is for the principal amount of $135,000 with interest at the rate of eight percent (8%) per annum, until the maturity date of June 30, 2014. On March 03, 2013, the Company entered another agreement with Harbor Gates, LLC, a Denali affiliated company for $25,000 together with an interest rate of eight percent (8%) and with the maturity of December 31, 2013.

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

On February 12, 2013, the Company entered into an assignment agreement with Magna and Denali Equity Group (Denali), whereby Magna agreed to purchase the entire $135,000 convertible promissory note issued by the company to Denali over the next 60 days.  In consideration for the $135,000 Denali note, Magna agreed to pay Denali $45,000 on February 12, 2013. The remaining payments are as follows:  $45,000 on or before March 27, 2013, and another $45,000 on or before May 8, 2013, subject to certain purchase provisions.  As a result of the assignment agreement the Company entered into a convertible promissory note with Magna in the aggregate principal amount of $45,000 less legal related costs, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of February 12, 2014.  On March 18, 2013, the Company entered into a second convertible promissory note assignment agreement with Magna and Denali Equity Group (Denali) for the second payment of $45,000.  On April 30, 2013, the Company entered into a third convertible promissory note assignment agreement with Magna and Denali Equity Group (Denali) for the third payment of $45,000, referenced in the February 12, 2013 assignment agreement.  Denali did not receive the funds until May 14, 2013.  Magna is entitled to convert, at any time after the issuance of this note, all or any lesser portion of the outstanding principal and accrued but unpaid interest into common stock at a conversion price for each share of common stock equal to a price which is a 50% discount from the lowest trading price in the five days prior to the day that the holder requests conversion.

The three issued discount Note 1, Note 2 and Note 3 were valued for $150,000, consisting of principal of $135,000 and a discount of $15,000 which was valued based on the 90% conversion rate. During this same period the Company converted $135,000 principal amount of the Denali Notes to shares of common stock, which reduced $150,000 from the value of the notes, thereby reducing the balance to $0.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

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

The issued discount Note 1 was valued for $130,769, consisting of principal of $85,000 and a discount of $45,769 which was valued based on the 60% conversion rate.  See Note 6 for share conversion.

On April 18, 2013, the Company entered into a Secured Convertible Promissory Note dated April 26, 2013 with Tonaquint Inc., a Utah corporation, an accredited investor, whereby Tonaquint Inc. agreed to loan the Company the aggregate principal amount of $560,000, less $10,000 for legal related costs and an original issue discount of $50,000, together with interest at the rate of eight percent (8%) per annum, until the maturity date of 20 months from after issuance or December 18, 2014.   The said Note is secured by real estate property located in Cook County, Illinois and is referenced in a Mortgage Agreement dated April 18, 2013 for a total value of $400,000.

The note provides Tonaquint the option until the repayment date, to convert the note to shares of the Company’s common stock at $0.015 per share, subject to adjustment during certain events, such as, but limited to, issuance of options, change in option price or rate of conversion, deemed warrant issuance. As a result of the adjustment on share price, this note has been accounted as derivative liability. (See Note 7 for derivative)

On initial funding, Tonaquint will deliver to the Company cash in the amount of $100,000 (the “Initial Prepayment”) and $400,000 in a subsequent 5% secured notes issued by Toniquant.  The notes issued by Toniquant will be due 12 months from the Initial Funding Date based on the following fund disbursal schedule, together with interest at the rate of five percent (5%) per annum starting April 26, 2013 until the funding receive by the Company. As a result of the two notes above, the Company has an effective interest rate of three percent (3%) for the portion that yet funded to the Company.

•	$100,000, 3 months after closing
•	$100,000, 6 months after closing
•	$100,000, 9 months after closing
•	$100,000 12 months after closing

On May 1, 2013 the Company received the initial drawdown of $100,000 less $10,000 in legal fees for a total of $90,000. The issued discount Drawdown 1 of Note 2 was valued for $150,000, consisting of principal of $100,000 and a discount of $50,000. On June 3, 2013, the Company received Drawdown 2 of $50,000 less third party fees of $4,519.  On July 2, 2013, the Company received Drawdown 3 of $50,000 less third party fees of $4,815.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 4 – Convertible notes payable (continued)

The Company determined that this convertible note contained features that were embedded in a freestanding host contract. As a result we analyzed this instrument, in accordance with ASC 815-15-25-1 and determined that the embedded feature should be accounted for separately as a derivative instrument with changes in fair value recognized in income each period.

Tonaquint Note 4 Face Value	$260,739
Debt Discount
Convertible Note Warrant Derivative	121,460
Conversion Feature Derivative	89,279
Original Issue Discount	50,000
Total Debt Discount	$260,739
Amortization of Debt Discount, as of July 31, 2013	(41,603)
Debt Discount, Net	$219,136
Tonaquint Note 4 Carrying Value as of July 31, 2013	$41,603

Hanover Holdings, LLC. (“Magna Group”)

On February 5, 2013, the Company entered into an agreement with Hanover Holdings I, LLC (Magna Group), a New York corporation, an accredited investor, whereby Magna loaned the Company the aggregate principal amount of $16,500, less $2,500 for legal related costs, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of March 27, 2013.  In addition, Magna has agreed to fund $33,000 over the next sixty days to be paid as follows: $16,500 on or before March 20, 2013 and an additional $16,500 on or before May 1, 2013.  On March 12, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Magna Group, whereby Magna Group loaned the Company the aggregate principal amount of $16,500, less $2,500, for legal related costs, together with an interest rate of twelve percent (12%) and with the maturity of October 5, 2013.

The original issued discount Notes were valued for $56,896, consisting of principal of $33,000 and a discount of $23,896 which was valued based on the 58% conversion rate.   See Note 6 for share conversion.

Harbor Gates LLC. (“Harbor”)

On March 4, 2013, the Company entered into a Convertible Promissory Note agreement with Harbor Gates, LLC (Harbor Gates), a Delaware limited liability corporation, an accredited investor, whereby Harbor Gates loaned the Company the aggregate principal amount of $25,000, together with interest at the rate of eight percent (8%) per annum, until the maturity date of December 31, 2013.  On April 12, 2013, the Company entered into another Secured Convertible Promissory Note agreement with Harbor Gates, whereby Harbor Gates loaned the Company the aggregate principal amount of $35,000, together with an interest rate of eight percent (8%) and with the maturity of December 31, 2013.

The issued discount Notes were valued for $120,000, consisting of principal of $60,000 and a discount of $60,000 which was valued based on the 50% conversion rate.   See Note 6 for share conversion.

As of July 31, 2013, the Company had a balance of convertible notes payable of $329,520 net of unamortized discount of $326,382 and a balance of unamortized financing fee of $57,257. As of July 31, 2013, the Company had accrued and expensed $721,297 interest that related to convertible notes.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 5 – Related parties transactions

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500, which had been fully earned and expensed as of March 24, 2012. The agreement also contains a provision for the cash payment of $2,500 a month during the term of the agreement. Mr. Hoak resigned as a director in March 2012. The Company has recorded a due to related party to Mr. Hoak of $55,798 and $55,798 as of July 31, 2013 and 2012, respectively.

As of July 31, 2013, the Company has a payable of $46,100 to a former officer and Director of the Company, which consists of an outstanding loan amount to the Company of $9,910 and expenses paid by this former officer and Director on behalf of the Company for a total of $36,190. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company over a two year period. The terms of which required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011 valued at $750,000, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. During each period, compensation expense was determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the prepaid expense (initially $750,000 from the initial issuance) accordingly each period. The Company has recorded a total of $109,375 as consulting expenses during the year ended July 31, 2013. As of July 31, 2013, there are no outstanding amounts owing under this agreement.

On December 1, 2012, the Company entered into a new consulting agreement with LTV to provide management services to the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. For the year ended July 31, 2013, an amount of $40,064 was recorded by the Company as management consulting expense and $10,000 was paid in the form of common stock. See Note 6 for share issuance.  As of July 31, 2013, an amount of $32,064 has been accrued as accounts payable to related party for LTV.

On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continued to March 30, 2013. In consideration for agreeing to provide such services, in April 2012, we issued to Mr. Reynolds 250,000 shares of our common stock, valued at $11,500. During each period, the compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from prepaid expense accordingly in each period, which amount of $7,667 was recorded as consulting expense during the year ended July 31, 2013. As of July 31, 2013, there are no outstanding amounts owing under this agreement.

On December 1, 2012, the Company entered into a new consulting agreement with Mr. Reynolds for services associated with performing duties of being a director of the Company over a one year period.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 5 – Related parties transactions (continued)

The terms of which require a monthly fee of $5,000 payable to Mr. Reynolds. For the year ended July 31, 2013, $9,650 was paid in the form of common stock. See Note 6 for share issuance.  For the year ended July 31, 2013, an amount of $25,945 has been accrued as accounts payable to related party for Mr. Reynolds.

On June 12, 2012, the Company entered into a loan agreement with Sanning Management, Ltd., wherein Sanning Management agrees to loan a sum of $119,000 to the Company with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014. As of July 31, 2013, the Company has a note payable to Sanning Management of $99,025 and accrued interest of $8,986.  Sanning Management is the 100% owner of Group8 Mining Innovations, which Group8 Mining Innovations was the 100% owner of Group8 Mineral prior to the acquisition and is currently the 19% owner post-acquisition.

On December 1, 2012, the Company entered into a consulting agreement with Mario Beckles for services associated with performing duties of being a chief financial officer of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Beckles. For the nine months ended April 30, 2013, an amount of $25,000 was recorded by the Company as management consulting expense and the Company has paid $6,550 in cash and $9,800 in common stock. See Note 6 share issuance.  As of July 31, 2013, an amount of $19,432 has been accrued as accounts payable to related party for Mr. Beckles.

From time to time, the Company has received advances from certain of its officers and related parties to meet. These advances may not have formal repayment terms or arrangements. As of July 31, 2012, the Company has advance balances from related parties of the Company’s 50% owned subsidiaries, CNPC and SRL, of $43,194. During the year ended July 31, 2013, the Company received a total of $91,986 advances from an officer and other related parities of CNPC and SRL, and repaid back $22,183. As of July 31, 2013, the Company has a balance of due to related party of $112,997. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 6 – Common stock

The Company is authorized to issue 540,000,000 shares of $.001 par value common stock. On August 20, 2013, the Company’s authorized common stock increased from 540,000,000 shares of common stock with a par value of $0.001 to 1,080,000,000 shares of common stock with a par value of $0.001. As of July 31, 2013 and 2012, 466,752,425 and 165,001,834 shares were issued and outstanding, respectively.

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

On December 16, 2011, the Company received a total of $15,000 from the proceeds of the sale of 187,500 shares of its common stock under a private placement agreement, priced at $0.08 / share, which shares were issued in January

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 6 – Common stock (continued)

2012.  The purchaser has received 187,500 warrants, each with the right to purchase a share at the price of $0.08/share, valid through to December 15, 2013.

On April 16, 2012, the Company issued 250,000 shares, according to the terms of a consulting agreement with Mr. Robert B. Reynolds Jr., valued at $0.046/share for a total valuation of $11,500.

On August 22, 2012, the Company issued 83,000,000 shares of common stock, in exchange for 81% interest in G8MI. The 83,000,000 shares of the Company issued to G8MI are valued at $0 as Group8 founder’s shares as of July 31, 2012, and $(100,000) on August 22, 2012 as the Company has the liability to pay G8MI for the acquisition of Group8 when the Company entered into the share exchange agreement with G8MI and Group8.

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

On March 1, 2013, the Company issued 600,000 shares of restricted common stock to Mary Fitzpatrick valued at $1,860 in exchange for her ongoing financial support services at the subsidiary level for Stock Pile Reserves, LLC and Central Nevada Processing Co., LLC.

On February 28, 2013, the Company issued 2,857,143 restricted shares of common stock to LTV International Holdings valued at $9,143 in lieu of cash for consulting fees that had been accrued as compensation for services.  Mr. Don Nicholson is the designated service provider under the agreement with LTV.

On March 4, 2013, the Company issued 3,015,625 restricted shares of common stock to Robert Reynolds, VP of Operations, valued at $10,555 in lieu of cash for consulting fees that had been accrued as compensation for his services.

On March 5, 2013, the Company issued 2,969,700 restricted shares of common stock to Mario Beckles, CFO, valued at $8,018 in lieu of cash for consulting fees that had remained accrued as compensation for his services.

During the year ended July 31, 2013 the Company issued a total of 289,028,553 shares directly related to debt conversions of increments totaling $1,086,056.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 7 – Derivative Liability

Debt Conversion Feature

In connection with the April 26, 2013 Secured Convertible Note to Tonaquint, the note included a Debt Conversion Feature (see Note 4).

The relative fair value of the Debt Conversion Feature as of July 31, 2013 was estimated, using Level 3 inputs, at $89,279 using a Black-Scholes model with the following assumptions: expected volatility of 256%, risk free interest rate of 0.87%, expected life of 1.67 months and no dividends. Expected volatility was based on the historical volatility of the Company.

Tonaquint Convertible Note Warrants

In connection with the Convertible Note offering on April 26, 2013, the Company issued 47,457,627 Convertible Note Warrants. The Convertible Note Warrants are exercisable at $0.25.

The relative fair value of the warrants at issuance was estimated at $647,290 using a Black-Scholes model with the following assumptions: expected volatility of 256%, risk free interest rate of 2.28%, expected life of 2 years and no dividends. Expected volatility was based on the historical volatility of the Company.

Note 8 – Fair Value of Assets and Liabilities

Determination of Fair Value
The Company’s financial instruments consist of available for sale securities, convertible notes payable and a derivative liability. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 8 – Fair Value of Assets and Liabilities (Continued)

Level 1.          Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2.          Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Derivative instruments include the derivative liabilities as Level 2. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including volatilities and interest rates. Therefore, derivative instruments are included in Level 2.

Level 3.          Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.

Application of Valuation Hierarchy
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available for sale securities. The Company assessed that the fair value of these assets using observable inputs described in level 1 above.

Advances from Related Party. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

Notes Payable – Related Party. The Company assessed that the fair value of this liability to approximate its carrying value based on the effective yields of similar obligations.

Convertible Notes Payable. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

Derivative and Warrant Liabilities. The Company assessed that the fair value of these liabilities using observable inputs described in level 3 above.
The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

FIRST LIBERTY POWER CORP.
(FORMERLY QUUIBUS TECHNOLOGY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 9 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $923,138 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended July 31,	2013	2012
Book loss for the year	$(5,101,219)	$(2,363,240)
Adjustments:
Impairment of assets	814,950	-
Exploration costs	206,583	95,211
Non-deductible stock compensation	200,757	1,085,436
Foreign currency gains	(1,089)	(2,734)
Other differences	-	64,569
Tax loss for the year	(2,637,536)	(1,120,758)
Estimated effective tax rate	35%	35%
Deferred tax asset	$923,138	$392,265,

     The total valuation allowance is $923,138. Details for the last two periods are as follows:

For the period ended July 31,	2013	2012
Deferred tax asset	$923,138	$392,265
Valuation allowance	(923,138)	(392,265)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of July 31, 2013 was $923,138as itemized below:

Year	Amount	Expiration
2009	$20,196	2029
2010	$345,237	2030
2011	$246,821	2031
2012	$392,265	2032
2013	$923,138	2033

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 10 –Marketable Securities and Investments

The following is a summary of available-for-sale marketable securities as of July 31, 2013 and 2012:

	July 31, 2013
	(i)	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities		$250,000	$-	$(246,950)	$3,050
Total		$250,000	$-	$(246,950)	$3,050

	July 31, 2012
	(ii)	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities		$250,000	$-	$(230,000)	$20,000
Total		$250,000	$-	$(230,000)	$20,000

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

Note 11 – Impairment

The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable. The fair values include estimated costs to sell the assets.

During the fourth quarter of 2013, the Company prepared an impairment analysis on both of its Lithium property rights, the Lida Valley and Smokey Valley, and determined the carrying value of these property rights exceeded their fair value as determined by evaluation in accordance with ASC 360-10-35-21. The resulting non-recurring impairment charges of $319,500, primarily related to the write-down of the value of both property rights. As a result of the $319,500 non-recurring impairment charges, the fair value of both the Lida and Smokey Value properties is $0 at July 31, 2013. Also during the fourth quarter of 2013 the Company’s subsidiary CNPC was in default of it property purchase agreement for the mill site property, and determined that the carry value of this property exceeded its fair value. The resulting non-recurring impairment charge of $495,000, primarily related to the write-down of the full value of the property. As a result of the $495,000 non-recurring impairment charges, the fair value of CNPC Fencemaker Millsite is $0 at July 31, 2013.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Note 12 – Subsequent Note

Asher Enterprises, Inc.

On August 7, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Asher Enterprises, Inc, a Delaware corporation, an accredited investor, whereby Asher loaned the Company the aggregate principal amount of $53,000, less $3,000, for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of May 9, 2014.  On September 10, 2013, the Company entered into another Secured Convertible Promissory Note agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher loaned the Company the aggregate principal amount of $53,000, less $3,000, for legal related costs and $5,300 to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014.

JMJ Financial.

On August 21, 2013, the Company entered into a Secured Convertible Promissory Note agreement with JMJ Financial, a Delaware corporation, an accredited investor, whereby JMJ Financial loaned the Company the aggregate principal amount of $50,000, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of August 21, 2014.  On September 04, 2013, the Company entered into another Secured Convertible Promissory Note agreement with JMJ Financial, an accredited investor, whereby JMJ Financial loaned the Company the aggregate principal amount of $25,000, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of September 4, 2014.

LG Capital Funding, LLC

On September 12, 2013, the Company entered into an assignment agreement with LG Capital Funding, LLC (LG Capital), a New York corporation, and 136054 AB Limited (AB), whereby LG Capital agreed to purchase the entire $50,000 promissory note originally issued by the company to AB on October 31, 2012. As a result of the assignment agreement the Company entered into a convertible promissory note with LG Capital in the aggregate principal amount of $50,000, together with interest at the rate of five percent (5%) per annum, until the maturity date of June 12, 2014.  In addition, the Company entered into a Secured Convertible Promissory Note agreement with LG Capital, whereby LG Capital loaned the Company the aggregate principal amount of $77,000, less $2,000, for legal related costs, and $7,700 to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014.

Tangiers Investor’s LP.

On October 9, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Tangiers Investors, LP, a Delaware corporation, an accredited investor, whereby Tangiers agreed to acquire the April 19, 2013 Secured Convertible Promissory Note in the amount of $35,000 from Harbor Gates LLC. As a result of the exchange agreement the Company entered into a new note of $36,400 consisting of $35,000 in principle and $1,400 in interest from the original note together with interest at the rate of five percent (10%) per annum, until the maturity date of October 09, 2014.

On September 30, 2013, the Company issued 10,000,000 shares of restricted common stock to Daniel Crofoot and Chaowalit Pullapat as an incentive payment because the Company’s subsidiary, Central Nevada Processing Company’s was in default of timely loan payments for the Mill site property.

Subsequent to July 31, 2013 the Company issued a total of 46,296,516 shares directly related to debt conversions of increments totaling $217,453.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended July 31, 2013 and 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of July 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of July 31, 2013:

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

Management's Remediation Initiatives

As of July 31, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended July 31, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow; (3) We will incorporate a SEC reporting schedule, SEC and U.S. GAAP Reporting Checklists in our period end accounting and reporting process; and (4) we will provide continuing education related to US GAAP and SEC reporting topics for financial reporting team members. The policy also involves incorporating a review by our SEC attorney at Thompson Hine.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position	Appointment
Don Nicholson	47	Director	Nov 29, 2010
Don Nicholson		CEO, President, Secretary	Jan 1, 2011
Mario Beckles	39	CFO, Treasurer	December 1, 2012
Robert Reynolds	59	Director	April 2, 2012
William Voaden		Director	April 1, 2013
John Rud (1)	72	Vice President Exploration	Mar 1, 2010 – Nov 1, 2011
John Hoak(2)	60	Director	May 3, 2010 – April 1, 2012

(1)	Mr Rud resigned as VP Exploration on November 1, 2011.
(2)	Mr Hoak’s appointment of director expired April 1, 2012 while Robert Reynolds was appointed in his place.

Mr. Don Nicholson, President, Secretary, Director

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

Mr. Mario A. Beckles, CFO & Treasurer

Mr. Beckles is a senior level accounting and financial management executive with more than 14 years of progressive experience in finance and accounting management involving both startups and global multibillion dollar organizations.  He began his career as an auditor with Deloitte and has subsequently held senior level accounting positions with companies such as Tyco International, Claire’s Stores Inc. and Investors Bank & Trust. Mr. Beckles has additional professional experience managing relationships with venture capital partners, private equity funds, accounting firms, law firms and banks. In these capacities he has directed financial infrastructure support including financial systems, procedures, personnel, and policies.  Mr. Beckles earned a BS in Accounting and Financial Management from Florida Southern College.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants

Mr. Robert B. Reynolds Jr., Director

Mr. Reynolds had a 31-year career at the Ford Motor Company’s Buffalo Stamping Plant, where as a Journeyman Machine Repairman he headed-up repair projects that involved millions of dollars and required extensive planning and cost control methods. During this time, he was vigorously involved in the United Auto Workers (UAW) Union and at his retirement, Mr. Reynolds ended his union career as Vice President of UAW 897.  During his union involvement years, Mr. Reynolds participated in both local and national negotiations for the UAW.  Starting in 2002, Mr. Reynolds assumed the duties as the Buffalo Stamping Plant hourly coordinator of the “Ford Total Preventative Maintenance” program (FTPM) which included both, local and corporate accountability and responsibilities for all machine and building maintenance. In 2004, Mr. Reynolds was elected to the Hamburg Central School Board, thereby governing a $50 million dollar yearly school budget and actively pursued the State Education Department for enhancements for the school districts.  In 2006, Mr. Reynolds ran for and was elected to the Erie County Legislature and in 2007, retired from Ford Motor Company. As a County Legislator, he was nominated to the chairmanship of the finance and management committee where he administered the county’s $1 billion plus budget for the next 4 years.  In addition, during his time in the legislature, Mr. Reynolds also served on the Cornell Cooperative Extension Board of Directors and the Erie County Soil, Water and Conservation Board of Directors. His major role was overseeing their million dollar budgets and the future planning and expansion for the organizations.  Mr. Reynolds also served as chairman of the Erie County Farmland Protection Board and was appointed to the New York State Governor’s Agricultural Advisory Council in 2008.  Since 1999, he has served as Vice President of United Council Taxpayers Association and recently became Secretary of the Scranton/McKinley Taxpayers Association both, non-profit organizations in the Buffalo, NY area.  Mr. Reynolds graduated from Genesse Community College in 1974 with an Associate of Science degree.  Mr. Reynolds was employed with Board of Elections for the County of Erie from February 2011 through to his retirement there on July 2013.  Mr. Reynolds does not presently serve as a director for any other public companies.

Mr. William Voaden, Director

Mr. William Voaden’s 40 year career most recently encompassed, from Aug 2009 to Dec 2012, the position of Chief Executive Officer at Pan Pacific Aggregates PLC, where he successfully brought a dormant hard rock quarry back into operation and positive cash flows during his tenure. From Sep 2002 to Aug 2010, Mr. Voaden was the Managing Director of VSA Capital PLC, a commodities equity brokerage house in London.  In that role, he developed VSA into one of the leading small cap natural resources corporate finance houses, raising up to $100m for clients in Europe and Canada, as well as advised on IPOs for London and Oslo markets, and counselled on  corporate transactions (mergers and acquisitions, disposals and restructuring).   From Jan 1997 to Sep 2004, Mr. Voaden served as the Managing Director for VSL, a British advisory firm on asset management and development for international industrial minerals, building materials and waste management clients.  Through his expertise, Mr. Voaden took VSL from a start-up to a flourishing business with four office locations.  From Oct 1989 to Aug 1996, Mr. Voaden became a partner with GVA Grimley, an international real estate consultant firm where he set up a minerals and environmental department that was recognized as a leader in its sector.  Additional prior employment included an extended time at English China Clays PLC (now, Imerys).  Mr. Voaden’s professional qualifications include:  Qualified as a Chartered Surveyor, undertook ACCA accountant’s exams; FSA authorized corporate finance adviser; Fellow of the Institute of Quarrying, and; Member of the Institute of Waste Management.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending July 31, 2013, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
John Hoak	Director	1	1	-
John Rud	Vice President, Exploration	1	1	-
Don Nicholson	CEO, President and Director	1	1	-

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2013 and 2012 are set out in the summary compensation table below:

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

(Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don Nicholson	2013	60,000	0	$10,000	0	0	0	0	$70,000
Bob Reynolds(3)	2013	60,000	0	$9,800	0	0	0	0	$69,800
Mario Beckles	2013	60,000	0	$9,650	0	0	0	0	$69,650
Don Nicholson (1)	2012	$36,000	0	$375,000	0	0	0	0	$411,000
John Rud (2)	2012	0	0	$16,048	0	0	0	0	$16,048

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

(2)
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

(3)
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

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Don Nicholson (1)	-0-	-0-	-0-	-0-	-0-
Robert Reynolds (2)	-0-	$11,500	-0-	-0-	$11,500
William Voaden	-0-	-0-	-0-	-0-	-0-
John Hoak (3)	$15,000	$48,493	-0-	-0-	$63,492

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of November 13, 2013, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our current Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Glyn Garner	43,200,000	8.26%
Common Stock	Robert Reynolds	3,265,625	0.62%
Common Stock	Group8 Mining Innovations	83,000,000	15.87%
All officers / directors a Group (2)		30,932,292	5.91%

(1)	Based on 523,048,941 shares of our common stock outstanding.
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended July 31, 2013, De Joya Griffith, LLC, billed us for $16,500 in audit fees

Review Fees

De Joya Griffith, LLC, billed us $17,000 for reviews of our quarterly financial statements in 2013 that are not reported under Audit Fees above.

Tax and All Other Fees

We paid De Joya Griffith, LLC $4,800 for tax compliance, tax advice, tax planning or other work during our fiscal years ended July 31 2007 through 2012.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by De Joya Griffith, LLC and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between GeoXplor Corp. and the Compan.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012. Confirm 10-Q/a
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporate by reference to Form 8-K filed with the SEC on August 28, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	To be filed by Amendment
101.INS	XBRL Taxonomy Extension Instance Document	To be filed by Amendment
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	To be filed by Amendment
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	November 13, 2013	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2013	By:	/s/ Mario Beckles
		Name:	Mario Beckles
		Title:	CFO and Treasurer, (Principal Financial and Accounting Officer)

Date:	November 13, 2013	By:	/s/ Robert B. Reynolds
		Name:	Robert B. Reynolds Jr.
		Title:	Director

Date:	November 13, 2013	By:	/s/ William J. Voaden
		Name:	William J. Voaden
		Title:	Director