Form 10-Q
period 2013-10-31
First Liberty Power Corp
filed 2013-12-23
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

552,762,598 share of common stock issued and outstanding as of December 19, 2013.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited Consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

4

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	October 31, 2013	July 31, 2013
ASSETS
CURRENT ASSETS:
Cash in bank	$24,765	$5,262
Prepaid expense	5,000	-
Available for sale securities	3,050	3,050
Unamortized financing fees	87,562	57,257
Total current assets	120,377	65,569

PROPERTY & EQUIPMENT:
Property & equipment, net	5,431	2,666
Mineral properties	45,187	45,187
Total property & equipment	50,618	47,853

TOTAL ASSETS	$170,995	$113,422

CURRENT LIABILITIES:
Accounts payable	$199,132	$293,582
Accounts payable – related parties	102,760	77,441
Accrued interest	43,989	39,971
Due to related parties	316,546	313,920
Notes payable	392,000	442,000
Derivative liability	1,965,985	342,398
Convertible notes payable, net of unamortized discount of $589,306 and$362,382 as of October 31, 2013 and July 31, 2013, respectively	252,233	329,520
Total current liabilities	3,272,645	1,838,832
Total liabilities	3,272,645	1,838,832

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001 per share; 1,080,000,000 shares authorized; 531,185,162 and 466,752,425 shares issued and outstanding as of October 31, 2013, and July 31, 2013, respectively	531,185	466,753
Additional paid-in capital	3,687,600	2,894,959
Advances to related party	(33,945)	(16,331)
Deficit accumulated during the exploration stage	(6,701,015)	(4,519,928)
Non-controlling interest	(585,475)	(550,863)
Total stockholders' deficit	(3,101,650)	(1,725,410)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$170,995	$113,422

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(Unaudited)
			Cumulative
	Three Months Ended		From Inception
	October 31.		(March 28, 2007)
	2013	2012	to October 31, 2013

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	91,650	-	650,731
Management & consulting fees	45,000	96,649	1,532,354
Professional fees	231,070	175,167	1,025,130
General and Administration	57,153	90,233	466,842
Impairment of assets	-	-	814,950
Total expenses	424,873	362,049	4,490,007

LOSS FROM OPERATIONS	(424,873)	(362,049)	(4,490,007)

OTHER INCOME (EXPENSE)
Gain on sale of mineral property	-	-	155,000
Loss on investments	-	-	(246,950)
Loss on derivative	(1,415,544)	-	(1,547,203)
Interest expense	(375,282)	(27,934)	(1,183,946)
Exchange loss	-	(1,089)	(3,811)
TOTAL OTHER INCOME (EXPENSE)	(1,790,826)	(29,023)	(2,826,910)

NET LOSS	$(2,215,699)	$(391,072)	$(7,316,917)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(34,612)	(29,184)	(639,104)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,181,087)	$(361,888)	(6,677,813)

COMPREHENSIVE LOSS
Change in market value of securities	-	(14,500)	(75,000)

COMPREHENSIVE LOSS	(2,215,698)	(405,572)	(7,391,917)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)
Comprehensive loss per common share – basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	498,464,973	145,655,213

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
	Three Months Ended		From Inception
	October 31,		(March 28, 2007)
	2013	2012	to October 31, 2013
OPERATING ACTIVITIES:

Net loss	$(2,215,698)	$(391,072)	$(7,316,917)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation	-	-	1,648
Debt forgiven	(17,457)	-	(16,982)
Gain on sale of property	-	-	(155,000)
Loss on investment	-	-	246,950
Stock based compensation, consulting services	155,674	102,396	1,446,660
Stock issued for financing cost	128,000	-	128,000
Convertible note issued for service	-	67,500	135,000
Impairment on assets	-	-	814,950
Loss on derivative	1,415,544		1,547,203
Amortization of financing fees	253,609	91,098	1,053,893
Changes in net assets and liabilities -
Accrued interest	4,018	18,357	95,962
Prepaid expense	(5,000)	(1,019)	(5,183)
Unamortized fees	(30,305)	17,408	(78,598)
Accounts payable	(55,374)	14,970	234,308
Accounts payable – related parties	25,320	-	194,899
NET CASH USED IN OPERATING ACTIVITIES	(341,669)	(80,362)	(1,673,207)

INVESTING ACTIVITIES:
Proceeds on sale of property	-	-	-
Cash paid for acquisitions	-	-	(725,187)
Cash paid for fixed assets	(2,765)		(2,765)
Cash received from Stockpile Reserves, LLC Acquisition	-	1,748	3,555
Loan to other entity	-	-	(42,975)
NET CASH USED IN INVESTING ACTIVITIES	(2,765)	1,748	(767,372)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	566,500
Proceeds from notes/loans payable	378,925	95,000	1,896,090
Proceeds from related party debt	2,627	27,100	231,098
Payments on related party debt	-	(1,000)	(93,980)
Payments on notes payable	-	(50,000)	(103,000)
Payments on advances to related party	(17,614)	-	(17,614)
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	363,937	71,100	2,465,344

NET INCREASE (DECREASE) IN CASH	19,503	(7,514)	24,765
CASH – BEGINNING OF PERIOD	5,262	35,984	-
CASH – END OF PERIOD	$24,765	$28,470	$24,765
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Tax	$-	$-	$-
Net liability assumed through Stockpile Reserves, LLC acquisition	$-	$-	$41,236
Note payable settled with convertible note	$50,000	$-	$50,000
Accounts payable settled with convertible note	$21,619	$-	$21,619
Unamortized financing fees	$-	$-	$(15,000)
Shares issued for acquisition (see Note 1)	$-	$(234,910)	$-
Change in prepaid, net	$-	$-	$73,077
Conversion of debt to equity	$573,399	$46,154	$1,989,143
Convertible note issued for prepaid	$-	$-	$135,000
Shares issued for deposit on mineral property	$-	$-	$79,950

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies

Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

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

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of the Company to G8MI plus one hundred thousand dollars ($100,000) cash payment to G8MI. Further, pursuant to the Agreement, the Company is required to undertake certain payments to Group8 aggregating a total of $2,000,000 for associated property payments and exploration costs as follows: (a) $500,000 on or before October 31, 2012, which amount remains outstanding as of the date of this filing; (b) $500,000 on or before December 31, 2012, which amount remains outstanding as of the date of this filing; (c) $500,000 on or before February 28, 2013, which amount remains outstanding as of the date of this filing; and (d) $500,000 on or before April 30, 2013, which amount remains outstanding as of the date of this filing.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

In accordance with ASC 805, “Business Combinations”, and in particular ASC 805-50-25, the acquisition of Group8 is accounted for as an asset purchase without goodwill as Group8 did not meet the definition of a business per ASC 805 at the time of the acquisition. Additionally the CEO of First Liberty and controlling director of the Company is also a 50% director of G8MI as such the transaction was deemed a transaction under common control. As the Company and Group8 are considered as common controlled entities, the acquisition is a common control transaction; therefore, the financial statements requires retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. The 83,000,000 shares of the Company’s common stock issued to G8MI for 81% of Group8 will be recorded as founder’s shares to G8MI at Group8’s inception date, January 26, 2013.On May 22, 2012 and May 31, 2012, Group8 obtained 50% control of Stockpile Reserves, LLC (“SRL”) and Central Nevada Processing Co. LLC (“CNPC”), respectively. SRL has a net liability of $37,681 with non-controlling interest of $53,629 at May 22, 2012. The total net liability assumed by Group8 was $91,310, which will be combined with the Company’s financial statements as of July 31, 2012. There was no operation in CNPC as of July 31, 2012.

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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3 and 9) for the deemed value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required. As of October 31, 2013, the Company realized $0 in change on investment, and therefore no change in the value of the 500,000 shares of New American Energy common stock.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2013, and July 31, 2013, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2013, and July 31, 2013, and expenses for the quarters ended October 31, 2013, and 2012, and cumulative from inception.  Actual results could differ from those estimates made by management.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of October 31, 2013, there have been no asset retirement obligations recorded.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $(7,316,917) and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Under the Fencemaker Agreement, the Company is required to issue to G8MI a total of 83,000,000 shares of its Common Stock, which stock has been issued; deliver to G8MI cash payments of $100,000, which payments have been completed, and; the Company is required to undertake certain payments to G8 Minerals aggregating a total of $2,000,000 for associated property payments and exploration costs.  The payments are presently in arrears, however G8MI has not undertaken to issue any default notice, and the Company does not expect it will do so.

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

Note 4 – Convertible notes payable

Tangiers Investors, LLC (“Tangiers”)

On February 23, 2012, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $102,500, less $2,500 for legal related costs and $10,000 fee to be paid to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of February 22, 2013. On March 7, 2012, the Company entered into another agreement with Tangiers for the same amount and terms with the maturity of March 6, 2013. On August 31, 2012 the Company entered into a third agreement with Tangiers for $20,000 with an interest rate of ten percent (10%) per annum, until the maturity date of February 8, 2013.  On May 21, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Tangier’s Capital (Tangier’s Note 4), a Delaware corporation, an accredited investor, whereby Tangier’s Capital loaned the Company the aggregate principal amount of $62,500, less $35,000, for legal related costs, the six (6) month forbearance on any and all of the Company’s notes held by the Purchaser that are currently in default, and for the settlement of losses resulting from the delay in issuance of shares for the conversion dated March 13, 2013 pertaining to the one hundred and two thousand five hundred dollars ($102,500) convertible note dated March 7, 2012, together with an interest rate of ten percent (10%) and with the maturity of May 21, 2013. On October 21, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Tangiers Investors, LP, a Delaware corporation, an accredited investor, (Tangier’s Note 5) whereby Tangiers agreed to enter into a debt purchase agreement to acquire unpaid debt obligation of the Company from Filer Support Services, Inc. in the amount of $21,619. As a result of the debt purchase the Company entered into a Secured Convertible Promissory Note in the amount of $21,619 together with interest at the rate of ten percent (10%) per annum, until the maturity date of October 21, 2014.  On October 9, 2013, the Company entered into a Secured Convertible Promissory Note agreement with Tangiers Investors, LP, a Delaware corporation, an accredited investor, (Tangier’s Note 6) whereby Tangiers agreed to acquire the April 19, 2013 Secured Convertible Promissory Note in the amount of $35,000 from Harbor Gates LLC. As a result of the exchange agreement the Company entered into a new note of $36,400 consisting of $35,000 in principle and $1,400 in interest from the original note together with interest at the rate of five percent (10%) per annum, until the maturity date of October 09, 2014.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

Tangiers Note 1 and Note 2 are original issue discount notes valued for $315,385 consisting of principal of $205,000 and a discount of $110,385 which was valued based on the 65% conversion rate.  As of October 31, 2013, this note was fully converted and has a balance of $0.

Tangiers Note 3 provides Tangiers the option until the repayment date, to convert the note to shares of the Company’s common stock at a fixed price of $0.02 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. On February 8, 2013, the Note matured and is currently in default. The company has negotiated a 6 month forbearance against default on this note.  As of October 31, 2013, this note was fully converted and has a balance of $0.

Tangiers Note 4 is consisting of principal of $62,500.  Note was issued as a result of a debt purchase agreement of $50,000 and $12,500 of processing fees.

Tangiers Note 5 is consisting of principle of $21,619. Issues as part of a debt purchase agreement to acquire unpaid debt obligation of the Company from Filer Support Services, Inc

Tangiers Note 6 is consisting of principal of $36,400.  As a result of the exchange agreement the Company entered into a new note of $36,400 consisting of $35,000 in principle and $1,400 in interest from the original note. As of October 31, 2013, this note was fully converted and has a balance of $0.

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

The Company determined that Tangiers convertible note’s 4, 5 and 6 contained features that were embedded in a freestanding host contract. As a result we analyzed this instrument, in accordance with ASC 815-15-25-1 and determined that the embedded feature should be accounted for separately as a derivative instrument with changes in fair value recognized in income each period.  See Note 7.

Asher Enterprises Inc. (“Asher”)

On June 27, 2012, the Company entered into an agreement with Asher Enterprises, a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $63,000, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of March 27, 2013.  On August 2, 2012, the Company entered into another agreement with Asher Enterprises for $27,500, less $2,500 for legal related costs, together with an interest rate of eight percent (8%) and with the maturity of May 6, 2013. On November 1, 2012, the Company entered into another agreement with Asher Enterprises for $42,500, less $2,500, for legal related costs, together with an interest rate of eight percent (8%) and with the maturity of August 5, 2013.  On February 7, 2013, the Company entered into another agreement with Asher Enterprises for $27,500, less $2,500, for legal related costs, together with an interest rate of eight percent (8%) and with the maturity of October 29, 2013.  The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. On August 13, 2013, the Company entered into a Secured Convertible Promissory Note agreement (Asher Note 5) with Asher Enterprises, Inc, a Delaware corporation, an accredited investor, whereby Asher loaned the Company the aggregate principal amount of $53,000, less $3,000, for legal related costs, and $5,300 to a third party together with interest at the rate of eight percent (8%) per annum, until the maturity date of May 9, 2014.  On September 10, 2013, the Company entered into another Secured Convertible Promissory Note agreement (Asher Note 6) with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher loaned the Company the aggregate principal amount of $53,000, less $3,000, for legal related costs and $5,300 to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014.

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

The Company determined that the convertible notes, Asher Note 5 and Note 6, contained features that were embedded in a freestanding host contract. As a result we analyzed this instrument, in accordance with ASC 815-15-25-1 and determined that the embedded feature should be accounted for separately as a derivative instrument with changes in fair value recognized in income each period.  See Note 7.

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

The issued discount Note 1 was valued for $130,769, consisting of principal of $85,000 and a discount of $45,769 which was valued based on the 65% conversion rate. As of October 31, 2013 this note has been fully converted and is now $0.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

The note provides Tonaquint the option until the repayment date, to convert the note to shares of the Company’s common stock at $0.015 per share, subject to adjustment during certain events, such as, but limited to, issuance of options, change in  option price or rate of conversion, deemed warrant issuance. As a result of the adjustment on share price, this note has been accounted as derivative liability. (See Note 7 for derivative)

On initial funding, Tonaquint will deliver to the Company cash in the amount of $100,000 (the “Initial Prepayment”) and $400,000 in a subsequent 5% secured notes issued by Toniquant.  The notes issued by Toniquant will be due 12 months from the Initial Funding Date based on the following fund disbursal schedule, together with interest at the rate of five percent (5%) per annum starting April 26, 2013 until the funding is receive by the Company. As a result of the two notes above, the Company has an effective interest rate of three percent (3%) for the portion of funds not yet funded to the Company.

•	$100,000, 3 months after closing
•	$100,000, 6 months after closing
•	$100,000, 9 months after closing
•	$100,000 12 months after closing

On May 1, 2013 the Company received the initial drawdown of $100,000 less $10,000 in legal fees for a total of $90,000. The issued discount Drawdown 1 of Note 2 was valued for $150,000, consisting of principal of $100,000 and a discount of $50,000. On June 3, 2013, the Company received half of Drawdown 2 of $50,000 less third party fees of $4,519.  On July 2, 2013, the Company received the second half of Drawdown 2 of $50,000 less third party fees of $4,815. On September 18, 2013, the Company received Drawdown 3 of $102,000 less third party fees of 8,200 and interest expense of $2,000.

The Company determined that this convertible note contained features that were embedded in a freestanding host contract. As a result we analyzed this instrument, in accordance with ASC 815-15-25-1 and determined that the embedded feature should be accounted for separately as a derivative instrument with changes in fair value recognized in income each period.  See note 7.

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

The issued discount Notes were valued for $56,896, consisting of principal of $33,000 and a discount of $23,896 which was valued based on the 58% conversion rate.  See Note 6 for share conversion As of October 31, 2013, this note was fully converted and has a balance of $0.

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

The issued discount Notes were valued for $120,000, consisting of principal of $50,000 and a discount of $70,000 which was valued based on the 50% conversion rate. See Note 6 for share conversion As of October 31, 2013, this note was fully converted and has a balance of $0.

JMJ Financial

On September 04, 2013, the Company entered into another Secured Convertible Promissory Note agreement with JMJ Financial, an accredited investor, whereby JMJ Financial loaned the Company the aggregate principal amount of $25,000, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of September 4, 2014. The issued discount Notes were valued for $46,296, consisting of principal of $25,000, and a discount of $18,519 which was valued based on the 60% conversion rate.

LG Capital Funding, LLC

On September 12, 2013, the Company entered into an assignment agreement with LG Capital Funding, LLC (LG Capital), a New York corporation, and 136054 AB Limited (AB), whereby LG Capital agreed to purchase the entire $50,000 promissory note originally issued by the company to AB on October 31, 2012. As a result of the assignment agreement the Company entered into a convertible promissory note with LG Capital in the aggregate principal amount of $50,000 (LG Capital Note 1), together with interest at the rate of five percent (5%) per annum, until the maturity date of June 12, 2014.  In addition, the Company entered into a Secured Convertible Promissory Note agreement with LG Capital (LG Capital Note 2, whereby LG Capital loaned the Company the aggregate principal amount of $77,000, less $2,000, for legal related costs, and $7,700 to a third party, together with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014.

LG Capital Note 1 is original issue discount note valued for $100,000 consisting of principal of $50,000 and a discount of $100,000 which was valued based on the 50% conversion rate. As of October 31, 2013 this note was fully converted and now has a balance of $0.  LG Capital Note 2 is consisting of principal of $77,000 legal cost of $9,700.

The Company determined that the convertible notes, LG Capital Note 1 and Note 2, contained features that were embedded in a freestanding host contract. As a result we analyzed this instrument, in accordance with ASC 815-15-25-1 and determined that the embedded feature should be accounted for separately as a derivative instrument with changes in fair value recognized in income each period.  See Note 7.

Auctus Private Equity Fund

On October 4, 2013, the Company entered into a new convertible note with Auctus Private Equity Fund (Auctus), a Nevada corporation, whereby Auctus loaned the Company the aggregate principal amount of $50,000, less $8,620, for legal related costs, and third party fees, together with interest at the rate of eight percent (8%) per annum, until the maturity date of July 4, 2014.

The Auctus Note is consisting of principal of $50,000 with legal cost of $8,620.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

The Company determined that the convertible note, Auctus Note, contained features that were embedded in a freestanding host contract. As a result we analyzed this instrument, in accordance with ASC 815-15-25-1 and determined that the embedded feature should be accounted for separately as a derivative instrument with changes in fair value recognized in income each period.  See Note 7

As of October 31, 2013, the Company had a balance of convertible notes payable of $252,233 net of unamortized discount of $589,306 and a balance of unamortized financing fee of $87,562. As of October 31, 2013, the Company had accrued and expensed $34,988 in interest.

GEL Properties

On October 21, 2013, the Company entered into a Secured Convertible Promissory Note agreement with GEL Properties, a Delaware corporation, an accredited investor, whereby GEL Properties loaned the Company the aggregate principal amount of $75,000, together with interest at the rate of six percent (6%) per annum, until the maturity date of October 21, 2014.  The issued discount Notes were valued for $115,385, consisting of principal of $75,000, and a original issue discount of $40,385 which was valued based on the 65% conversion rate.

The Holder of this Note is entitled, at its option, at any time after the requisite rule 144 holding period, and after full cash payment for the shares convertible hereunder, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") without restrictive legend of any nature, at a conversion price ("Conversion Price") for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for any of the five trading days including the day upon which a Notice of Conversion is received by the Company (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to included the same day closing price)..

Note 5 – Related parties transactions

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak has agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500, which has been fully earned and expensed as of March 24, 2012. The agreement also contains a provision for the cash payment of $2,500 a month during the term of the agreement. Mr. Hoak resigned as a director in March 2012. The Company has recorded a due to related party to Mr. Hoak of $55,798 and $55,798 as of October 31, 2013 and July 31, 2013, respectively.

As of October 31, 2013, the Company has a payable of $46,100 to a former officer and Director of the Company, which consists of an outstanding loan amount to the Company of $9,910 and expenses paid by this former officer and Director on behalf of the Company for a total of $36,190. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions (continued)

This amount is deducted from the prepaid expense (initially $750,000 from the initial issuance) accordingly each period. The Company has recorded a total of $109,375 and $187,500 as consulting expenses during the six months ended January 31, 2013 and 2012, leaving a prepaid expense balance of $0 and $109,375 as of January 31, 2013 and July 31, 2012, respectively. As of January 31, 2013, there are no outstanding amounts owing under this agreement.  On December 1, 2012, the Company entered into a new consulting agreement with LTV to provide management services to the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. For the three months ended October 31, 2013, an amount of $15,000 was recorded by the Company as management consulting expense and $5,180 was paid in the form of cash.  As of October 31, 2013, an amount of $41,884 has been accrued as accounts payable to related party for LTV.

On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continues to March 30, 2013. In consideration for agreeing to provide such services, in April 2012, we issued to Mr. Reynolds 250,000 shares of our common stock, valued at $11,500. During each period, the compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from prepaid expense accordingly in each period, which amount of $2,889 was recorded as consulting expense during the quarter ended January 31, 2013, leaving a prepaid expense balance of $1,889.  On December 1, 2012, the Company entered into a new consulting agreement with Mr. Reynolds for services associated with performing duties of being a director of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Reynolds. For the three months ended October 31, 2013, an amount of $15,000 was recorded by the Company as management consulting expense and $8,000 was paid in the form of cash.  As of October 31, 2013, an amount of $32,945 has been accrued as accounts payable to related party for Mr. Reynolds.

On June 12, 2012, the Company entered into a loan agreement with Sanning Management, Ltd., wherein Sanning Management agrees to loan a sum of $119,000 to the Company with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014. As of October 31, 2013, the Company has a note payable to Sanning Management of $99,025 and accrued interest of $10,982.  Sanning Management is the 100% owner of Group8 Mining Innovations, which Group8 Mining Innovations was the 100% owner of Group8 Mineral prior to the acquisition and is currently the 19% owner post-acquisition.

On December 1, 2012, the Company entered into a consulting agreement with Mario Beckles for services associated with performing duties of being a chief financial officer of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Beckles. For the three months ended October 31, 2013, an amount of $15,000 was recorded by the Company as management consulting expense and the Company has paid $6,500 in cash. As of October 31, 2013 an amount of $27,932 has been accrued as accounts payable to related party for Mr. Beckles.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 6 – Common stock

The Company is authorized to issue 540,000,000 shares of $.001 par value common stock. On August 20, 2013, the Company’s authorized common stock increased from 540,000,000 shares of common stock with a par value of $0.001 to 1,080,000,000 shares of common stock with a par value of $0.001. As of October 31, 2013 and July 31, 2013, 531,185,162 and 466,752,425 shares were issued and outstanding, respectively.

On September 16, 2013 the Company issued 7,386,221 shares of restricted common stock associated with the August 31, 2013 Security Purchase Agreement to purchase $2,000,000 of the Company’s common stock as a commitment fee. Under the agreement, amongst other terms, the Company is obligated to pay the remaining 50% commitment fee equivalent to $50,000. The shares were valued as of the date of grant resulting in a value of $153,049. The amount was recorded as operation expense.

On September 20, 2013, the Company issued 750,000 shares of restricted common stock to Carter Terry & Co. as compensation for services. The shares were valued at $2,625 based on the closing price on the grant date.

On October 1, 2013, the Company issued 10,000,000 shares of restricted common stock, valued at $128,000, to Dan Crofoot and Chaowalit Pullapat as compensatory payment in lieu of default of the agreement to purchase Fencemaker Millsite property at the subsidiary level of Central Nevada Processing Co. LLC. The original share issuance quantity was determined in April 2013, but the shares were not issuable until subsequent to the Company’s increase in authorized capital in September 2013. The value of the compensatory payment is considered to be attributable to the Company’s contribution requirements to the subsidiaries.
During the quarter ended October 31, 2013 the Company issued a total of 46,296,516 shares directly related to debt conversions of increments totaling $217,453.

Note 7 – Derivative liability

Debt Conversion Features

In connection with the April 26, 2013 Secured Convertible Note to Tonaquint, the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 31, 2013 was estimated, using Level 3 inputs, at $744,272 using a Black-Scholes model with the following assumptions: expected volatility of 256%, risk free interest rate of 0.10%, expected life of 1.15 months and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $554,126 with interest expense of $64,015, and financing fees of $5,339 and unamortized fees as of October 31, 2013 is $28,395.

In connection with the May 21, 2013 Secured Convertible Note to Tangiers (Tangiers Note 4), the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 31, 2013 was estimated, using Level 3 inputs, at $216,677 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of 0.08%, expected life of 0.55 months and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $166,335 with interest expense of $440, and financing fees of $8,822 and unamortized fees as of October 31, 2013 of $19,370.

In connection with the October 21, 2013 Secured Convertible Note to Tangiers (Tangiers Note 5), the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 31, 2013 was estimated, using Level 3 inputs, at $63,125 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of 0.08%, expected life of 0.97 months and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $41,506 with interest expense of $658, and financing fees of $0 and unamortized fees as of October 31, 2013 of $0.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 – Derivative liability (continued)

In connection with the October 9, 2013 Secured Convertible Note to Tangiers (Tangiers Note 6), the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 31, 2013 was estimated, using Level 3 inputs, at $113,749 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of 0.08%, expected life of  1 months and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $78,749 with interest expense of $794, and financing fees of $0 and unamortized fees as of October 31, 2013 is $0.

In connection with the September 12, 2013 Secured Convertible Note to LG Capital (LG Capital Note 1), the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 7, 2013, the date of conversion, was estimated, using Level 3 inputs, at $119,769 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of 0.08%, expected life of 1 month and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $119,451 with interest expense of $2,839, and financing fees of $0 and unamortized fees as of October 31, 2013 is $0.

In connection with the September 12, 2013 Secured Convertible Note to LG Capital (LG Capital Note 2), the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 31, 2013 was estimated, using Level 3 inputs, at $234,499 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of 0.08%, expected life of  0.61 months and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $157,499 with interest expense of $14,669, and financing fees of $1,741 and unamortized fees as of October 31, 2013 is $7,959.

In connection with the August 13, 2013 Secured Convertible Note to Asher (Asher Note 5), the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 31, 2013 was estimated, using Level 3 inputs, at $149,896 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of 0.08%, expected life of  0.52 months and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $96,896 with interest expense of $16,502, and financing fees of $2,438 and unamortized fees as of October 31, 2013 is $5,862.

In connection with the September 25, 2013 Secured Convertible Note to Asher (Asher Note 6), the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 31, 2013 was estimated, using Level 3 inputs, at $151,738 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of 0.08%, expected life of  0.61 months and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $98,738 with interest expense of $7,770, and financing fees of $1,149 and unamortized fees as of October 31, 2013 is $7,151.

In connection with the October 8, 2013 Secured Convertible Note to Auctus Private Equity Fund (Auctus Note), the note included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Feature as of October 31, 2013 was estimated, using Level 3 inputs, at $153,527 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of 0.08%, expected life of  0.67 months and no dividends. Expected volatility was based on the historical volatility of the Company. The loss on derivative liability for the quarter ended October 31, 2013 is $103,527 with interest expense of $4,539, and financing fees of $737 and unamortized fees as of October 31, 2013 is $7,883.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Derivative liability (continued)

Tonaquint Convertible Note Warrants

In connection with the Convertible Note offering on April 26, 2013, the Company issued 47,457,627 Convertible Note Warrants. The Convertible Note Warrants are exercisable at $0.25.   The relative fair value of the warrants as of October 31, 2013 was estimated at $252,252 using a Black-Scholes model with the following assumptions: expected volatility of 268.19%, risk free interest rate of.10%, expected life of 1.15 years and no dividends. Expected volatility was based on the historical volatility of the Company.  The loss on derivative liability for the quarter ended October 31, 2013 is $130,792.

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 9 –Marketable securities and investments

The following is a summary of available-for-sale marketable securities as of October 31, 2013 and July 31, 2013:

	October 31, 2013
	Cost	Unrealized (Gain)	Unrealized (Losses)	Market or Fair Value
Equity securities	$3,050	$ -	$0	$ 3,050
Total	$3,050	$ -	$0	$ 3,050

	July 31, 2013
	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$250,000	$ -	$(246,950)	$ 3,050
Total	$250,000	$ -	$(246,950)	$ 3,050

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

Note 10 –Subsequent note

On October 21, 2013, the Company entered into a Secured Convertible Promissory Note with Tangiers Capital, LLC., a Delaware corporation, an accredited investor, whereby Tangier’s loaned the Company the aggregate principal amount of $130,000, less $10,000 for legal and third party costs, together with interest at the rate of ten percent (10%) per annum, until the maturity date of 12 months from the after issuance or October 21, 2014.

Tonaquint (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated April 26, 2013, as follows;

i.	Under notice of conversion dated November 07, 2013, Tonaquint converted a portion of the debt equal to $66,880 in exchange for shares at a rate of $0.00774 per share, for a total of 8,640,835.
ii.	Under notice of conversion dated November 12, 2013, Tonaquint converted a portion of the debt equal to $43,478 in exchange for shares at a rate of $0.01041 per share, for a total of 4,176,548.

On November 08, 2013, the Company entered into a Secured Convertible Promissory Note with LG Capital Funding, LLC., a New York corporation, an accredited investor, whereby LG Capital loaned the Company the aggregate principal amount of $51,500, less $6,500 for legal and third party costs, together with interest at the rate of ten percent (10%) per annum, until the maturity date of 9 months from the after issuance or August 08, 2014.

On December 4, 2013, the Company issued 625,000 shares of restricted common stock to Intergrated Business Alliance as compensation for services.

On December 10, 2013, the Company issued 1,000,000 shares of restricted common stock to Carter Terry & Co. as compensation for services.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 10 – Subsequent events (continued)

Tangiers (as detailed in Note 4 – Convertible Debentures) has exercised its right to convert portions of its Secured Convertible Promissory Note dated May 21, 2013, as follows;

i.	Under notice of conversion dated November 19, 2013, Tangiers converted a portion of the debt equal to $32,500 in exchange for shares at a rate of $0.0085 per share, for a total of 3,823,529.
ii.	Under notice of conversion dated December 12, 2013, Tangiers converted a portion of the debt equal to $32,500 in exchange for shares at a rate of $0.0189 per share, for a total of 3,311,524.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2013, together with notes thereto.

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

SRL completed a Phase 1 program of reverse circulation (RC) drilling that was initiated in July 2012 to test the down dip and strike extension of mineralization known to be present in the Fencemaker Mine. This program consisted of a total of 2350 feet (716 m) from thirteen (13) holes collared in the hanging wall of the structure.  Highest value recorded was 18.65% Sb (Stibnite or Antimony ore) from drill hole FM-02 at the 35 to 40 foot (10.7 to 12.2 m) interval below surface. High-grade mineralization exists to a depth of a minimum of 110 feet (33.5 m) below surface. A cut-off grade of 0.40% Sb was selected for an NI43-101 and SEC compliant Inferred Mineral Resource. That Inferred Mineral Resource is from five individual blocks totaling 34,125 short tons with an average grade of 2.92% Sb. Within this estimated total resource higher grade blocks, up to 10,500 tons of 4.17% Sb are present.  Analysis for gold in the drill samples shows a zone of anomalous (up to 294 ppb Au; 0.294 g/t Au).

All necessary permitting has been established to commence mining operations, and as of October 31, 2013 the Fencemaker mine is currently in startup operations phase.

CNPC, with a property to be permitted for mineral processing in Lovelock, Nevada, will undertake the milling of the Stibnite (Antimony) ore extracted from the Fencemaker mine, and refine it to approximately 55 to 60% purity, at which point it will be sold at market price for grade. This milling operation, again subject to additional funding from the Company and the fulfillment of all permitting requirements, could be operational by calendar quarter two, 2014.

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

The claims identified in the Lithium and San Juan Agreements are situated on undeveloped raw land.  Exploration work has been undertaken on all of the claims, and we intend to undertake further exploration in the expectation of finding commercially viable deposits of Lithium brine, Vanadium and Uranium, respectively.  In respect to these exploration properties, exploration will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become our principal products.   For the Fencemaker Project and related milling operation, the Company, has been able to commence mining through SRL, initially on a trial scale during the fiscal quarter ended October 31, 2013.   Based on those results, we would anticipate being able to ramp up to the permitted capacity of 36,500 tonnes/year of ore. We expect to commence the related milling operation through CNPC during fourth quarter 2014.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

Cash Flow and Working Capital

As of October 31, 2013, we had cash and cash equivalents of approximately $24,765 and a working capital deficit of approximately $3.15 million as compared to cash and cash equivalents of $5 thousand and working capital deficit of $1.8 million as of July 31, 2013. Our working capital deficit as of October 31, 2013 included $1.96 million in derivative liability, 316 thousand in notes payable to related parties, $392 thousands to an external note holder and $252 thousands of convertible notes payable.

Operating Activities

During the three months ended October 31, 2013, operating activities used $342 thousand in cash, while for the three months ended October 31, 2012 operating activities used $80 thousand in cash. We incurred additional mining contractor costs fees associated with increased mining activity at Stockpile Reserves, LLC during the three month period as well as increased amortization of financing fees during the quarter.

Investing Activities

During the three months ended October 31, 2013, we used approximately $2.7 thousand in cash in investing activities, principally purchase of additional fixed assets at our subsidiary Stockpile Reserves, LLC.

Financing Activities

During the three months ended October 31, 2013, our financing activities provided $364 thousand compared to $71 thousand for the three months ended October 31, 2012. The cash provided during the 2013 period resulted from proceeds of $378 thousand from the proceeds from borrowing on convertible notes and proceeds from related parties of $3 thousand.

At present, the Company’s cash position is insufficient to meet its obligations through to the end of the fiscal year, as we are not currently generating any revenues, and, over the next 12 months, we will require additional funds to meet our operating obligations and property payment / work program obligations, as well as the repayment of the convertible notes should they not be converted to equity prior to the maturity.  At present, we anticipate our funding requirements to be approximately $3.0 million. This estimate is comprised of $1 million for required and additional exploration and maintenance expenditures on our properties, approximately $1.2 million for required development expenditures on our Antimony property, and a further $800 thousand to cover operating, debt and overhead costs. Additional amounts will be required if we identify additional acquisition targets, or determine that additional exploration / development on our properties are required to accelerate their development.

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

Results of Operations

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012:

Total Revenues

Our revenue since inception (March 28, 2012) has been nil.

Management and Consulting Fees

Our management and consulting fees were approximately $45 thousand for the three months ended October 31, 2013 and $96 thousand for the three months ended October 31, 2012. The decrease is due primarily to the completion of the amortization of prepaid consulting fees of $93 thousand associated with our CEO which ended during the previous year and accrual of $45 thousand associated with consulting fees to our CEO, CFO and VP of Operations.

Professional Fee Expense

Our professional fee expense for the three months ended October 31, 2013 was approximately $231 thousand. For the same period in 2012, our professional fee expense was approximately $175 thousand. The increase is primarily due to an increase in financing fees of $155 thousand during the current period ended October 31, 2013.

General and Administrative Expense

General and administrative expenses were approximately $57 thousand and $90 thousand during the three months ended October 31, 2013 and 2012, respectively. The decrease is due to gain on debt settlement related to legal services of $18 thousand at our subsidiary Stockpile Reserves, LLC.

Operating Loss

Our operating loss was approximately $425 thousand in the 2013 period versus a loss of approximately $362 thousand in the 2012 period. The increase in the operating loss is due primarily to increased financing fees of $155 thousand offset to the completion of amortization of prepaid consulting fees of $93 thousand associated with our CEO, and decrease in accounting expenses of $10 thousand during the period ended 2012.

Interest Expense

Our interest expense was approximately $375 thousand in the 2013 period versus approximately $28 thousand in the 2012 period. The increase in the interest expense is due primarily to an increase in the number of convertible notes issued during 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of October 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of October 31, 2013:

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

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm. As mentioned earlier, the addition of our Chief Financial Officer on December 1, 2012 has eliminated our need to outsource accounting operations thus addressing the material weakness associated with outsourcing of our accounting operations.

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of October 31, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company is authorized to issue 540,000,000 shares of $.001 par value common stock. On August 20, 2013, the Company’s authorized common stock increased from 540,000,000 shares of common stock with a par value of $0.001 to 1,080,000,000 shares of common stock with a par value of $0.001. As of October 31, 2013 and July 31, 2013, 531,185,162 and 466,752,425 shares were issued and outstanding, respectively.

On September 16, 2013 the Company issued 7,386,221 shares of restricted common stock associated with the August 31, 2013 Security Purchase Agreement to purchase of the $2,000,000 of the Company’s common stock as a commitment fee. Under the agreement, amongst other terms, the Company is obligated to pay the remaining 50% commitment fee equivalent to $50,000.

On September 20, 2013, the Company issued 750,000 shares of restricted common stock to Carter Terry & Co. as compensation for services.

On October 1, 2013, the Company issued 10,000,000 shares of restricted common stock, valued at $128,000, to Dan Crofoot and Chaowalit Pullapat as compensatory payment in lieu of default of the agreement to purchase Fencemaker Millsite property at the subsidiary level of Central Nevada Processing Co. LLC. The original share issuance quantity was determined in April 2013, but the shares were not issuable until subsequent to the Company’s increase in authorized capital in September 2013.   The value of the compensatory payment is considered to be attributable to the Company’s contribution requirements to the subsidiaries.
During the remainder of the quarter ended October 31, 2013 the Company issued a total of 46,296,516 shares directly related to debt conversions of increments totaling $217,453.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On August 31, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Tangiers Investors, LP (“Tangiers”). Under the agreement, the Company would agree to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $2,000,000 (“Commitment Amount”). The funding obligates Tangiers to buy the Company’s stock in amounts of $5,000 up to $100,000 per draw down, at the Company’s discretion over a period of 24 months after an effective registration statement. The purchase and sale of common stock is predicated upon the Company filing a S1 Registration with the Securities and Exchange Commission, which at January 31, 2013, was not yet completed.  As part of the SPA, the Company has an obligation for a Commitment Fee, in that it is required to sell to Tangiers five percent (5%) of the total Commitment Amount worth of restricted Common Stock as a commitment fee. The commitment fee shares shall be issued in tranches in accordance with the following schedule:  50% of the Commitment Fee worth of Common Stock shall be sold upon the execution of the Securities Purchase Agreement (“Tranche #1”). Tranche #1 shall carry a minimum Formula Price of three cents ($.03) per share; b) 25% of the Commitment Fee worth of Common Stock shall be sold to the Investor 90 days following the sale of the Common Stock in Tranche #1 (“Tranche #2”); b) 25% of the Commitment Fee worth of Common Stock shall be sold to the Investor 180 days following the sale of the Common Stock in Tranche #2 (“Tranche #3”); The number of Investor Shares issued to the Investor in each of aforementioned Tranches shall be calculated by dividing the dollar amount of each such Tranche by the Formula Price. The purchase price of each Tranche shall be set at one (1%) percent of the dollar value of each tranche.  As of October 31, 2013, the Company paid the Commitment fee by issuing 7,386,221.  See note 6.

ITEM 6.  EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012.
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporated by reference to Form 8-K filed with the SEC on August 28, 2012.
10.18	Purchase Agreement dated November 6, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on November 19, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.INS	XBRL Taxonomy Instance Linkbase Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
*To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	December 23, 2013	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director, Principal Executive Officer

Date:	December 23, 2013	By:	/s/ Mario Beckles
		Name:	Mario Beckles
		Title:	Principal Financial and Accounting Officer