Form 10-Q
period 2014-01-31
First Liberty Power Corp
filed 2014-03-24
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

585,683,563 share of common stock issued and outstanding as of March 15, 2014.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited Consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
	January 31, 2014	July 31, 2013
ASSETS
CURRENT ASSETS:
Cash in bank	$29,447	$5,262
Prepaid expense	45,431	-
Inventory	186,102
Available for sale securities	550	3,050
Unamortized financing fees	106,297	57,257
Total current assets	367,827	65,569

NON-CURRENT ASSETS:
Long-term investment	25,000
Property & equipment, net	7,862	2,666
Mineral properties	45,187	45,187
Total non-current assets	78,049	47,853

TOTAL ASSETS	$445,876	$113,422

CURRENT LIABILITIES:
Accounts payable	$245,791	$293,582
Accounts payable – related parties	109,501	77,441
Accrued interest	54,891	39,971
Due to related parties	319,699	313,920
Notes payable	392,000	442,000
Derivative liability	2,640,023	342,398
Convertible notes payable, net of unamortized discount of $838,081 and $362,382 as of January 31, 2014 and July 31, 2013, respectively	414,142	329,520
Total current liabilities	4,176,047	1,838,832
Total liabilities	4,176,047	1,838,832

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.001 per share; 1,080,000,000 shares authorized; 568,238,598 and 466,752,425 shares issued and outstanding as of January 31, 2014, and July 31, 2013, respectively	568,239	466,753
Additional paid-in capital	5,376,244	2,894,959
Advances to related party	(16,772)	(16,331)
Stock payable	34,704	-
Deficit accumulated during the exploration stage	(9,026,303)	(4,519,928)
Non-controlling interest	(666,283)	(550,863)
Total stockholders' deficit	(3,730,171)	(1,725,410)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$445,876	$113,422

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		From Inception
	January 31,		January 31,		(March 28, 2007)
	2014	2013	2014	2013	to Jan 31, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	86,541	-	178,191	-	737,272
Management & consulting fees	115,226	48,524	160,226	145,173	1,647,580
Professional fees	224,962	201,472	456,032	376,639	1,250,092
General and Administration	222,872	74,794	280,025	165,027	689,716
Impairment of assets	-	-	-	-	814,950
Total expenses	649,601	324,790	1,074,474	686,839	5,139,608

LOSS FROM OPERATIONS	(649,601)	(324,790)	(1,074,474)	(686,839)	(5,139,608)

OTHER INCOME (EXPENSE)
Gain on sale of mineral property	-	-	-	-	155,000
Loss on investment	(2,500)	-	(2,500)	-	(249,450)
Loss on derivatives	(1,189,159)		(2,604,703)		(2,736,362)
Interest expense	(564,837)	(33,899)	(940,118)	(61,833)	(1,748,783)
Exchange loss	-	-	-	(1,089)	(3,811)
TOTAL OTHER INCOME (EXPENSE)	(1,756,496)	(33,988)	(3,547,321)	(62,922)	(4,583,406)

NET LOSS	$(2,406,097)	$(358,689)	$(4,621,795)	$(749,761)	(9,723,014)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(80,807)	(36,642)	(115,419)	(63,826)	(719,911)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,325,290)	$(324,047)	$(4,506,796)	$(685,935)	$(9,003,103)

COMPREHENSIVE LOSS
Change in market value of securities	-	(2,000)	-	(16,500)	-

COMPREHENSIVE LOSS	$(2,406,097)	$(360,689)	$(4,621,795)	$(766,261)	$(9,723,014)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Comprehensive loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	552,769,140	170,723,583	525,617,057	158,189,398

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
	Six Months Ended		From Inception
	January 31,		(March 28, 2007)
	2014	2013	to January 31, 2014
OPERATING ACTIVITIES:

Net loss	$(4,621,795)	$(749,761)	$(9,723,014)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation	1,400	-	3,048
Debt forgiven	(29,957)	-	(29,482)
Gain on sale of property	-	-	91,950
Loss on investment	2,500	-	817,450
Stock based compensation, consulting services	52,777	191,183	1,343,763
Stock issued for financing cost	774,110	112,500	909,110
Convertible note issued for service	-	-	-
Impairment on assets	-	-	-
Loss on derivative	2,604,703		2,736,372
Amortization of financing fees	254,562	171,495	1,054,846
Changes in net assets and liabilities -
Accrued interest	14,920	34,510	106,864
Prepaid expense	(9,375)	(1,909)	(9,558)
Inventory	(186,102)		(186,102)
Unamortized fees	(49,040)	35,487	(97,333)
Accounts payable	88,034	22,204	377,716
Accounts payable – related parties	32,060	30,000	201,639
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,071,203)	(154,291)	(2,402,741)

INVESTING ACTIVITIES:
Proceeds on sale of property	-	-	-
Cash paid for acquisitions	-	-	(725,187)
Cash paid for investment	25,000		(25,000)
Cash paid for fixed assets	(6,596)		(6,596)
Cash received from Stockpile Reserves, LLC Acquisition	-	1,748	3,555
Loan to other entity	-	-	(42,975)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(31,596)	1,748	(796,203)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	566,500
Proceeds from notes/loans payable	1,121,648	135,000	2,638,814
Proceeds from related party debt	5,336	70,839	233,807
Payments on related party debt	-	(14,250)	(93,980)
Payments on notes payable	-	(73,000)	(103,000)
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,126,984	118,589	3,228,391

NET INCREASE (DECREASE) IN CASH	24,185	(33,954)	29,447
CASH – BEGINNING OF PERIOD	5,262	35,984	-
CASH – END OF PERIOD	$29,447	$2,030	$29,447
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Tax	$-	$-	$-
Net liability assumed through Stockpile Reserves, LLC acquisition	$-	$-	$41,236
Note payable settled with convertible note	$50,000	$-	$-
Accounts payable settled with convertible note	$105,868	$-	$-
Unamortized financing fees	$-	$-	$(15,000)
Shares issued for acquisition (see Note 1)	$-	$(234,910)	$-
Shares issued for prepaid	$30,056	$-	$73,077
Shares issued for conversion of debt and accrued interest	$1,745,533	$146,553	$1,966,8453
Convertible note issued for prepaid	$-	$-	$135,000
Shares issued for deposit on mineral property	$-	$-	$79,950

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies

Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

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

On August 22, 2012, the Company entered into an agreement with Group8 Minerals, a Nevada Corporation ("Group8”), and Group8 Mining Innovations, a Nevada Corporation (“G8MI”), the sole Shareholder of Group8, whereby G8MI transferred 81% of the total issued and outstanding shares of Group8 in exchange for the issuance of 83,000,000 shares of the Company to G8MI plus one hundred thousand dollars ($100,000) cash payment to G8MI. Further, pursuant to the Agreement, the Company is required to undertake certain payments to Group8 aggregating a total of $2,000,000 for associated property payments and exploration costs as follows: (a) $500,000 on or before October 30, 2012, which has been paid; (b) $500,000 on or before December 31, 2012, which $255,609 has been paid toward this balance; (c) $500,000 on or before February 28, 2013, which amount remains outstanding as of the date of this filing; and (d) $500,000 on or before April 30, 2013, which amount remains outstanding as of the date of this filing.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

In accordance with ASC 805, “Business Combinations”, and in particular ASC 805-50-25, the acquisition of Group8 is accounted for as an asset purchase without goodwill as Group8 did not meet the definition of a business per ASC 805 at the time of the acquisition. Additionally the CEO of First Liberty and controlling director of the Company is also a 50% director of G8MI as such the transaction was deemed a transaction under common control. As the Company and Group8 are considered as common controlled entities, the acquisition is a common control transaction; therefore, the financial statements require retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. The 83,000,000 shares of the Company’s common stock issued to G8MI for 81% of Group8 will be recorded as founder’s shares to G8MI at Group8’s inception date, January 26, 2013. On May 22, 2012 and May 31, 2012, Group8 obtained 50% control of Stockpile Reserves, LLC (“SRL”) and Central Nevada Processing Co. LLC (“CNPC”), respectively. SRL has a net liability of $37,681 with non-controlling interest of $53,629 at May 22, 2012. The total net liability assumed by Group8 was $91,310, which will be combined with the Company’s financial statements as of July 31, 2012. There was no operation in CNPC as of July 31, 2012.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Inventory

Inventories are stated at the lower of costs incurred or market. Inventories include metals product inventory, which is determined by the stage at which the minerals are in processing (stockpiled minerals, work in process and finished goods).

Stockpiled minerals inventory represents Stibnite ore rock that has been excavated from inside the mine and then placed on pad area before being crushed and bagged.   Stockpiles reserves are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile mineral tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the minerals, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Work in process inventory represents materials that are currently in the process of being converted to a saleable product and includes inventories in our milling process.  This inventory represents excavated stibnite ore that has been removed from the pad, crushed, bagged in one ton storage bags and stored in 40 foot containers at our onsite facilities to be hauled to a third party mill site for processing. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and stockpiles, plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

The Company categorizes all of its inventory as work in process.  The Company processes its inventory into which its ships to a refiner for final processing, and therefore it never holds finished goods.

At the present time, our inventories consist of the historical cost of extracting raw minerals from our mine site and transporting raw materials to our milling site for further processing. Until we begin receiving regular revenues from our milling and smelting operations, all milling and smelting costs are expensed as incurred.

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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3 and 9) for the deemed value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required. During the six months ended January 31, 2014, the Company realized $2,500 in loss on investment. The Company has realized a total of $249,450 in loss on investment as of January 31, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2014, and July 31, 2013, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2014 and July 31, 2013, and expenses for the quarters ended January 31, 2014, and 2013, and cumulative from inception.  Actual results could differ from those estimates made by management.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of January 31, 2014, there have been no asset retirement obligations recorded.

Cost-Basis Method Valuation

The Company’s non-marketable equity investment is recorded using the cost-basis method of accounting, and is classified as a long-term asset on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity.  See Note 9, “Investment in Covalent Energy” for more information.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $9,723,014 and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Under the Fencemaker Agreement, the Company is required to issue to G8MI a total of 83,000,000 shares of its Common Stock, which stock has been issued; deliver to G8MI cash payments of $100,000, which payments have been completed, and; the Company is required to undertake certain payments to G8 Minerals aggregating a total of $2,000,000 for associated property payments and exploration costs.  As of January 31, 2014, the Company has paid $855,608 to G8 Minerals.

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

Note 4 – Convertible notes payable

Convertible debentures treated as original issue discount as per ASC 480 consisted of the following:
	Balance at	Balance at
	1/31/2014	7/31/2013

Note issued July 19, 2012 with interest at 8% per annum. Principal and interest are due on April 19, 2013. The conversion price shall be equal to 65% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	$-	$17,049

Note issued February 07, 2013 with interest at 8% per annum. Principal and interest are due on October 29, 2013. The conversion price shall be equal to 65% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.		47,414

Note issued October 21, 2013 with interest at 6% per annum. Principal and interest are due on October 21, 2014. The conversion price shall be equal to 65% multiplied by the average of the two closing prices during the five (5) trading days prior to the conversion notices.	115,385	-

Note issued March 4, 2013 with interest at 8% per annum. Principal and interest are due on December 31, 2013. The conversion price shall be equal to 50% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	-	50,000

Note issued April 12, 2013 with interest at 8% per annum. Principal and interest are due on December 31, 2013. The conversion price shall be equal to 50% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	-	70,000

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 – Convertible notes payable (continued)
Note issued September 5, 2013 with interest at 0% per annum. Principal and interest are due on September 5, 2014. The conversion price shall be equal to 60% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	46,296	-

Note issued December 9, 2013 with interest at 12% per annum. Principal and interest are due on September 4, 2014. The conversion price shall be equal to 60% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	50,000	-

Note issued February 5, 2013 with interest at 12% per annum. Principal and interest are due on March 27, 2013. The conversion price shall be equal to 58% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.		33,000

Note issued March 12, 2013 with interest at 12% per annum. Principal and interest are due on October 5, 2013. The conversion price shall be equal to 58% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.		33,000

Note issued August 31, 2012 with interest at 10% per annum. Principal and interest are due on February 8, 2013. The conversion price shall be equal to a fixed price of $0.02.		20,000

Balance of convertible debentures treated as original issued discount	211,681	270,463

Convertible debentures with bifurcated derivative liability under ASC 815 consisted of the following:

Note issued August 13, 2013 with interest at 8% per annum. Principal and interest are due on May 9, 2014. The conversion price shall be equal to 58% multiplied by the average of the three lowest closing prices during the ten (10) trading days prior to the conversion notices.	53,000	$-

Note issued September 25, 2013 with interest at 8% per annum. Principal and interest are due on June 12, 2014. The conversion price shall be equal to 58% multiplied by the average of the three lowest closing prices during the ten (10) trading days prior to the conversion notices.	53,000	-

Note issued November 18, 2013 with interest at 8% per annum. Principal and interest are due on August 20, 2014. The conversion price shall be equal to 58% multiplied by the average of the three lowest closing prices during the ten (10) trading days prior to the conversion notices.	63,000	-

Note issued October 08, 2013 with interest at 8% per annum. Principal and interest are due on July 04, 2014. The conversion price shall be equal to 55% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	50,000	-

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 – Convertible notes payable (continued)
Note issued September 12, 2013 with interest at 8% per annum. Principal and interest are due on June 12, 2014. The conversion price shall be equal to 55% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	77,000	-

Note issued November 08, 2013 with interest at 10% per annum. Principal and interest are due on August 08, 2014. The conversion price shall be equal to 60% multiplied by the average of the two price during the ten (10) trading days prior to the conversion notices.	51,500	-

Note issued December 04, 2013 with interest at 10% per annum. Principal and interest are due on December 04, 2014. The conversion price shall be equal to 60% multiplied by the lowest price during the ten (10) trading days prior to the conversion notices.	84,249	-

Note issued January 09, 2014 with interest at 10% per annum. Principal and interest are due on January 09, 2015. The conversion price shall be equal to 65% multiplied by the lowest price during the ten (10) trading days prior to the conversion notices.	50,000	-

Note issued May 21, 2013 with interest at 10% per annum. Principal and interest are due on May 21, 2014. The conversion price shall be equal to 50% multiplied by the lowest price during the twenty (20) trading days prior to the conversion notices.	-	125,000

Note issued October 09, 2013 with interest at 10% per annum. Principal and interest are due on October 9, 2014. The conversion price shall be equal to 50% multiplied by the lowest closing prices during the twenty (20) trading days prior to the conversion notices.	21,619	-

Note issued October 21, 2013 with interest at 10% per annum. Principal and interest are due on October 21 2014. The conversion price shall be equal to 60% multiplied by the lowest closing prices during the ten (10) trading days prior to the conversion notices.	130,000

Note issued January 09, 2014 with interest at 10% per annum. Principal and interest are due on January 09, 2015. The conversion price shall be equal to 65% multiplied by the lowest price during the ten (10) trading days prior to the conversion notices.	35,000

Note issued April 26, 2013 with interest at 8% per annum. Principal and interest are due on December 18, 2014. The conversion price shall be equal to a fixed price of $0.015.	372,174	260,739

Balance of convertible debentures treated as derivative liabilities	1,040,542	385,739

Total convertible debentures as of January 31, 2014 and July 31, 2013	$1,252,223	$656,202

Total unamortized discount as of January 31, 2014 and July 31, 2013	(838,081)	(326,682)
Convertible debentures, net as of January 31, 2014 and July 31, 2013	$414,142	$329,520

Derivative liabilities as of January 31, 2014 and July 31, 2013	$2,640,023	$342,398

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Convertible notes payable (continued)

Debt Conversion Features

In connection with the August 13, 2013, September 25, 2013, November 18, 2013, October 8, 2013, September 12, 2013, November 08, 2013, December 04, 2013, October 9, 2013, October 21, 2013, two notes dated January 09, 2014, the May 21, 2013, and the April 26, 2013 Secured Convertible Notes, the notes included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Features as of January 31, 2014 was estimated, using Level 3 inputs, at $2,640,023 using a Black-Scholes model with the following assumptions: expected volatility of 256% , risk free interest rate of 0.10%, expected life of 1 year and no dividends. Expected volatility was based on the historical volatility of the Company.

As of January 31, 2014 and July 31, 2013, the Company accrued $42,892 and $21,985 interest payable related to the convertible notes payable, respectively; and unamortized financing fees of $106,297 and $57,257, respectively. During the six months ended January 31, 2014, the Company incurred $803,596 interest expense and $77,821 financing expense related to the convertible notes payable.

Tonaquint Convertible Note Warrants

In connection with the Convertible Note offering on April 26, 2013, the Company issued 47,457,627 Convertible Note Warrants. The Convertible Note Warrants are exercisable at $0.25.   The relative fair value of the warrants as of January 31, 2014 was estimated at $963,705 using a Black-Scholes model with the following assumptions: expected volatility of 256.17%, risk free interest rate of 0.10%, expected life of 1 year and no dividends. Expected volatility was based on the historical volatility of the Company.  The loss on derivative liability and interest expense for the quarter ended January 31, 2014 have been included in the loss on derivative liability and interest expense for the debt conversion features as noted above.

Note 5 – Related parties transactions

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500, which had been fully earned and expensed as of March 24, 2012. The agreement also contained a provision for the cash payment of $2,500 a month during the term of the agreement. Mr. Hoak resigned as a director in March 2012. The Company has recorded a due to related party to Mr. Hoak of $55,798 and $55,798 as of January 31, 2014 and July 31, 2013, respectively.

As of January 31, 2014, the Company has a payable of $46,100 to a former officer and Director of the Company, which consists of an outstanding loan amount to the Company of $9,910 and expenses paid by this former officer and Director on behalf of the Company for a total of $36,190. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions (continued)

On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company over a two year period. The terms of which required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011 valued at $750,000, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. During each period,  compensation expense was determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the prepaid expense (initially $750,000 from the initial issuance) accordingly each period. The Company has recorded a total of $109,375 and $187,500 as consulting expenses during the six months ended January 31, 2013 and 2012, leaving a prepaid expense balance of $0 and $109,375 as of January 31, 2013 and July 31, 2012, respectively. As of January 31, 2013, there are no outstanding amounts owing under this agreement.  On December 1, 2012, the Company entered into a new consulting agreement with LTV to provide management services to the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. For the six months ended January 31, 2014, an amount of $30,000 was recorded by the Company as management consulting expense and $24,760 was paid in the form of cash.  As of January 31, 2014, an amount of $32,124 has been accrued as accounts payable to related party for LTV.

On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continues to March 30, 2013. In consideration for agreeing to provide such services, in April 2012, we issued to Mr. Reynolds 250,000 shares of our common stock, valued at $11,500. During each period, the compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from prepaid expense accordingly in each period, which amount of $2,889 was recorded as consulting expense during the quarter ended January 31, 2013, leaving a prepaid expense balance of $1,889.  On December 1, 2012, the Company entered into a new consulting agreement with Mr. Reynolds for services associated with performing duties of being a director of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Reynolds. For the six months ended January 31, 2014, an amount of $30,000 was recorded by the Company as management consulting expense and $14,000 was paid in the form of cash.  As of January 31, 2014, an amount of $41,945 has been accrued as accounts payable to related party for Mr. Reynolds.

On June 12, 2012, the Company entered into a loan agreement with Sanning Management, Ltd., wherein Sanning Management agrees to loan a sum of $119,000 to the Company with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014. As of January 31, 2014, the Company has a note payable to Sanning Management of $99,025 and accrued interest of $12,979.  Sanning Management is the 100% owner of Group8 Mining Innovations, which Group8 Mining Innovations was the 100% owner of Group8 Mineral prior to the acquisition and is currently the 19% owner post-acquisition.

On December 1, 2012, the Company entered into a consulting agreement with Mario Beckles for services associated with performing duties of being a chief financial officer of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Beckles. For the six months ended January 31, 2014, an amount of $30,000 was recorded by the Company as management consulting expense and the Company has paid $14,000 in cash. As of January 31, 2014 an amount of $35,432 has been accrued as accounts payable to related party for Mr. Beckles.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions (continued)

On November 1, 2013, the Company entered into a consulting agreement with G8 Mining Innovations Corp. to provide services to the Company over a one year period. These services include bringing on line the Company’s Fencemaker mine and Lovelock Mill, including the specification and design/development of the mill sight equipment, additional mine site equipment, potential project development, outside of Antimony projects. The terms of which require a monthly fee of $20,000 payable to G8MI. For the six months ended January 31, 2014, an amount of $60,000 was recorded by the Company as management consulting expense and $60,000 was paid in the form of cash.

Note 6 – Common stock

The Company is authorized to issue 540,000,000 shares of $.001 par value common stock. On August 20, 2013, the Company’s authorized common stock increased from 540,000,000 shares of common stock with a par value of $0.001 to 1,080,000,000 shares of common stock with a par value of $0.001. As of January 31, 2014 and July 31, 2013, 568,238,598 and 466,752,425 shares were issued and outstanding, respectively.

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

On December 03, 2013, the Company issued 625,000 shares of restricted common stock to Integrative Business Alliance as compensation for services. The shares were valued at $32,500 based on the closing price on the grant date.

On December 10, 2013, the Company issued 150,000 shares of restricted common stock to Carter Terry & Co. as compensation for services. The shares were valued at $5,100 based on the closing price on the grant date.

On December 10, 2013, the Company issued 850,000 shares of restricted common stock to Icon Asset Management. as compensation for services. The shares were valued at $28,900 based on the closing price on the grant date.

On December 21, 2013, January 21, 2014, and January 31, 2014, the Company issued 416,667 on each of the three dates for a total of 1,250,000 shares of restricted common stock to Murdock Capital Partners as compensation for services. The shares were valued at $41,333 based on the closing price on the grant date.

On January 9, 2014, the Company issued 5,430,233 shares of common stock directly under notice of warrant cashless exercise, which were valued at $421,729.

On January 24, 2014, the Company issued 500,000 shares of restricted common stock to Chienn Consulting as compensation for services. The shares were valued at $15,000 based on the closing price on the grant date.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 7 –Common Stock (continued)

During the six months ended January 31, 2014 the Company issued a total of 74,544,716 shares directly related to debt conversions of principal amount totaling to $477,861, which were valued at $1,754,532.

Note 7 –Marketable securities and investments

The following is a summary of available-for-sale marketable securities as of January 31, 2014 and July 31, 2013:

	January 31, 2014
	Cost	Unrealized (Gain)	Realized (Losses)	Market or Fair Value
Equity securities	$3,050	$-	$(2,500)	$550
Total	$3,050	$-	$(2,500)	$550

	July 31, 2013
	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$250,000	$-	$(246,950)	$3,050
Total	$250,000	$-	$(246,950)	$3,050

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

Effective January 27, 2013, the Company entered into an agreement to purchase a 1.4% net revenue interest in Covalent Energy International, Inc. (Covalent) for $50,000.  As of January 31, 2014, the Company has paid $25,000.  Covalent has had no operations to date.

Note 8 –Inventory

Inventories are stated at the lower of cost or market, with cost determined on an average cost basis. Inventory balances are as follows:

	January 31, 2014	July 31, 2013
Finished goods	$-	$-
Work in process	186,102	-
Raw materials	-	-
Total	$186,102	$-

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 19 –Subsequent note

On February 06, 2014 and March 5, 2014, the company issued 4,000,000 shares on each date for a total of 8,000,000 shares to an accredited investor under notice of a cashless warrant exercise.

On February 10, 2014, the Company issued 650,000 shares of restricted common stock to Carter Terry & Company as compensation for services. The shares were valued at $18,850 based on the closing price on the grant date.

Subsequent to the quarter ended January 31, 2014 and as of the date of this report the Company issued a total of 8,794,965 shares directly related to debt conversions of increments totaling $97,616.

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

All necessary permitting has been established to commence mining operations, and as of October 31, 2013 the Fencemaker mine commenced initial limited mining operations.

CNPC, with a property to be permitted for mineral processing in Lovelock, Nevada, will undertake the milling of the Stibnite (Antimony) ore extracted from the Fencemaker mine, and concentrate it to approximately 55 to 60%, at which point it will be sold at market price for grade.   This milling operation, again subject to additional funding from the Company, and requisite permitting requirements, is expected to be operational in late 2014.

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

The claims identified in the Lithium and San Juan Agreements are situated on undeveloped raw land.  Exploration work has been undertaken on all of the claims, and we intend to undertake further exploration in anticipation of finding commercially viable deposits of Lithium brine, Vanadium and Uranium, respectively.  In respect to these exploration properties, exploration will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become development projects.   For the Fencemaker Project and related milling operation, the Company has been able to commence mining through SRL, initially on a trial scale during the fiscal quarters ended January 2014.   Based on those results, we would anticipate being able to ramp up to the permitted capacity of 36,500 tonnes/year of ore through 2014. We expect to commence the related milling operation through CNPC during fourth quarter 2014.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

Cash Flow and Working Capital

As of January 31, 2014, we had cash and cash equivalents of approximately $29,447 and a working capital deficit of approximately $3.8 million as compared to cash and cash equivalents of $5 thousand and working capital deficit of $1.8 million as of July 31, 2013. Our working capital deficit as of January 31, 2014 included $2.64 million in derivative liability, $319 thousand in notes payable to related parties, $392 thousand to an external note holder, $414 thousand of convertible notes payable, $55 thousand in accrued interest and $355 thousand in accounts payable, offset by $186 thousand in inventory, $45 thousand in prepaid expense and $106 thousand in unamortized financing fees.

Operating Activities

During the six months ended January 31, 2014, operating activities used $1 million in cash, while for the six months ended January 31, 2013 operating activities used $154 thousand in cash. We incurred additional mining contractor costs fees associated with increased mining activity at Stockpile Reserves, LLC during the three month period as well as increased amortization of financing fees during the quarter.

Investing Activities

During the six months ended January 31, 2014, we used approximately $31.6 thousand in cash in investing activities, principally purchase of additional fixed assets at our subsidiary Stockpile Reserves, LLC and for the purchase of our investment in Covalent.

Financing Activities

During the six months ended January 31, 2014, our financing activities provided $1.1 million compared to $119 thousand for the six months ended January 31, 2013. The cash provided during the 2013-2014 period resulted from proceeds of $1.1 million from the proceeds from borrowing on convertible notes and proceeds from related parties of $6 thousand.

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

Results of Operations

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013:

Total Revenues

Our revenue since inception (March 28, 2012) has been nil.

Management and Consulting Fees

Our management and consulting fees were approximately $115 thousand for the three months ended January 31, 2014 and $48 thousand for the three months ended January 31, 2013. The increase is due to a management fee accrual for our CEO, CFO and VP of Operations during the three month period ended January 31, 2014 and the new consulting agreement entered with a related party, which the Company incurred $60 thousand during the three month period ended January 31, 2014.

Professional Fee Expense

Our professional fee expense for the three months ended January 31, 2014 was approximately $225 thousand. For the same period in 2013, our professional fee expense was approximately $201 thousand. The increase is primarily due to increased financing fees of $200 thousand associated with new convertible notes entered into during the quarter.

General and Administrative Expense

General and administrative expenses were approximately $194 thousand and $74 thousand during the three months ended January 31, 2014 and 2013, respectively. The increase is due to increased travel expenses by management because of operational activity associated with management travel to and from the Fencemaker site and $50 thousand investor relations expense associated with bringing on new advisors such as Murdoch Capital Partners and Integrative Business Alliance, of $70 thousand.

Operating Loss

Our operating loss was approximately $650 thousand in the 2014 period versus a loss of approximately $325 thousand in the 2013 period. The increase in the operating loss is due primarily to increased financing fees associated with convertible notes as well as the addition of two new advisors, Murdoch Capital Partners and Integrative Business Alliance and increased travel expenses.

Interest Expense

Our interest expense was approximately $565 thousand in the 2014 period versus approximately $33 thousand in the 2013 period. The increase in the interest expense is due primarily to an increase in the number of convertible notes issued during 2014.

Six Months Ended January 31, 2014 Compared to Six Months Ended January 31, 2013:

Total Revenues

Our revenue since inception (March 28, 2012) has been nil.

Management and Consulting Fees

Our management and consulting fees were approximately $160 thousand for the six months ended January 31, 2014 and $145 thousand for the six months ended January 31, 2013. The increase is due primarily to an accrual of $45 thousand associated with consulting fees to our CEO, CFO and VP of Operations and the new consulting agreement entered with a related party, which the Company incurred $60 thousand during the three month period ended January 31, 2014 offset by the completion of the amortization of prepaid consulting fees of $93 thousand associated with our CEO which ended during the previous year.

Professional Fee Expense

Our professional fee expense for the six months ended January 31, 2014 was approximately $456 thousand. For the same period in 2013, our professional fee expense was approximately $377 thousand. The increase is primarily due to an increase in financing fees associated with new convertible notes entered into during the quarter of $386 thousand during the current period ended January 31, 2014.

General and Administrative Expense

General and administrative expenses were approximately $280 thousand and $165 thousand during the six months ended January 31, 2014 and 2013, respectively. The increase in the operating loss is due primarily to increased financing fees associated with convertible notes as well as the addition of two new advisors, Murdoch Capital Partners and Integrative Business Alliance and increased travel expenses.

Operating Loss

Our operating loss was approximately $1 million in the 2014 period versus a loss of approximately $686 thousand in the 2013 period. The increase in the operating loss is due primarily to increased financing fees of $270 thousand, increased investor relations expense associated with adding Murdoch Capital Partners and Integrative Business Alliance of $70 thousand, increased exploration activity of $178 thousand and increased consulting fees associated with increased operational activity Fencemaker of $55 thousand.

Interest Expense

Our interest expense was approximately $940 thousand in the 2014 period versus approximately $62 thousand in the 2013 period. The increase in the interest expense is due primarily to an increase in the number of convertible notes issued during 2014.

Should the Company be successful in raising additional capital and completing its payment obligations, and the Fencemaker mine and related milling operation become operational as planned within the fourth calendar quarter of 2014, the Company would anticipate obtaining its first revenues from operations.  The profitability of such operations can’t yet be determined until all cost structures are known, and operations ramp up to full production levels.

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

Going Concern

In their audit report relating to our financial statements for the period ended July 31, 2013; our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2014:

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

Management's Remediation Initiatives

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

On October 1, 2013, the Company issued 10,000,000 shares of restricted common stock to Dan Crofoot and Chaowalit Pullapat as compensatory payment in lieu of default of the agreement to purchase Fencemaker Millsite property at the subsidiary level of Central Nevada Processing Co. LLC.

On December 03, 2013, the Company issued 625,000 shares of restricted common stock to Integrative Business Alliance as compensation for services. The shares were valued at $32,500 based on the closing price on the grant date.

On December 10, 2013, the Company issued 150,000 shares of restricted common stock to Carter Terry & Co. as compensation for services. The shares were valued at $5,100 based on the closing price on the grant date.

On December 10, 2013, the Company issued 850,000 shares of restricted common stock to Icon Asset Management. as compensation for services. The shares were valued at $28,900 based on the closing price on the grant date.

On December 21, 2013, January 21, 2014, and January 31, 2014, the Company issued 416,667 on each of the three dates for a total of 1,250,000 shares of restricted common stock to Murdock Capital Partners as compensation for services. The shares were valued at $41,333 based on the closing price on the grant date.

On January 9, 2014, the Company issued 5,430,233 shares of common stock directly under notice of warrant cashless exercise, which were valued at $421,729.

On January 24, 2014, the Company issued 500,000 shares of restricted common stock to Chienn Consulting as compensation for services. The shares were valued at $15,000 based on the closing price on the grant date.

During the six months ended January 31, 2014 the Company issued a total of 74,544,716 shares directly related to debt conversions of principal amount totaling to $477,861, which were valued at $1,754,532.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On August 31, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Tangiers Investors, LP (“Tangiers”). Under the agreement, the Company would agree to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $2,000,000 (“Commitment Amount”). The funding obligates Tangiers to buy the Company’s stock in amounts of $5,000 up to $100,000 per draw down, at the Company’s discretion over a period of 24 months after an effective registration statement. The purchase and sale of common stock is predicated upon the Company filing a S1 Registration with the Securities and Exchange Commission, which at January 31, 2013, was not yet completed.  As part of the SPA, the Company has an obligation for a Commitment Fee, in that it is required to sell to Tangiers five percent (5%) of the total Commitment Amount worth of restricted Common Stock as a commitment fee. The commitment fee shares shall be issued in tranches in accordance with the following schedule:  50% of the Commitment Fee worth of Common Stock shall be sold upon the execution of the Securities Purchase Agreement (“Tranche #1”). Tranche #1 shall carry a minimum Formula Price of three cents ($.03) per share; b) 25% of the Commitment Fee worth of Common Stock shall be sold to the Investor 90 days following the sale of the Common Stock in Tranche #1 (“Tranche #2”); b) 25% of the Commitment Fee worth of Common Stock shall be sold to the Investor 180 days following the sale of the Common Stock in Tranche #2 (“Tranche #3”); The number of Investor Shares issued to the Investor in each of aforementioned Tranches shall be calculated by dividing the dollar amount of each such Tranche by the Formula Price. The purchase price of each Tranche shall be set at one (1%) percent of the dollar value of each tranche.  As of October 31, 2013, the Company paid the Commitment fee by issuing 7,386,221.  See note 6 to the notes of the Consolidated Financial Statement.

ITEM 6.  EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012.
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporated by reference to Form 8-K filed with the SEC on August 28, 2012.
10.18	Purchase Agreement dated November 6, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on November 19, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.INS	XBRL Taxonomy Extension Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	March 24, 2014	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director, Principal Executive Officer

Date:	March 24, 2014	By:	/s/ Mario Beckles
		Name:	Mario Beckles
		Title:	Principal Financial and Accounting Officer