Form 10-Q
period 2014-04-30
First Liberty Power Corp
filed 2014-06-23
CIK 1415305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

660,348,694 share of common stock issued and outstanding as of June 05, 2014.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FIRST LIBERTY POWER CORP

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited Consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
	April 30, 2014	July 31, 2013
ASSETS
CURRENT ASSETS:
Cash in bank	$7,995	$5,262
Prepaid expense	30,666	-
Inventory	304,957	-
Available for sale securities	550	3,050
Unamortized financing fees	85,563	57,257
Total current assets	429,731	65,569

NON-CURRENT ASSETS:
Long-term investment	50,000	-
Property & equipment, net	11,903	2,666
Mineral properties and claims	80,521	45,187
Total non-current assets	142,424	47,853

TOTAL ASSETS	$572,155	$113,422

CURRENT LIABILITIES:
Accounts payable	$209,569	$293,582
Accounts payable – related parties	79,528	77,441
Accrued interest	78,206	39,971
Due to related parties	385,107	313,920
Notes payable	392,000	442,000
Derivative liability	2,638,010	342,398
Convertible notes payable, net of unamortized discount of $539,853 and
$362,382 as of April 30, 2014 and July 31, 2013, respectively	608,115	329,520
Total current liabilities	4,390,535	1,838,832
Total liabilities	4,390,535	1,838,832

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized Series A Preferred Stock; 5,000,000 shares designated; -0- shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 1,080,000,000 shares authorized; 630,802,235 and 466,752,425 shares issued and outstanding as of April 30, 2014, and July 31, 2013, respectively	630,802	466,753
Additional paid-in capital	6,301,856	2,894,959
Advances to related party	(52,296)	(16,331)
Stock payable	317,610	-
Deficit accumulated during the exploration stage	(10,309,129)	(4,519,928)
Non-controlling interest	(707,223)	(550,863)
Total stockholders' deficit	(3,818,380)	(1,725,410)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$572,155	$113,422

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		From Inception
	April 30,		April 30,		(March 28, 2007)
	2014	2013	2014	2013	to April 30, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	39,277	-	217,468	-	776,549
Management & consulting fees	109,000	48,749	269,226	193,922	1,756,580
Professional fees	273,984	82,503	730,016	264,669	1,524,076
General and Administration	29,092	13,214	309,117	178,241	718,806
Impairment of assets	-	-	-	-	814,950
Total expenses	451,353	144,466	1,525,827	636,832	5,590,961

LOSS FROM OPERATIONS	(451,353)	(144,466)	(1,525,827)	(636,832)	(5,590,961)

OTHER INCOME (EXPENSE)
Gain on sale of mineral property	-	-	-	-	155,000
Loss on investment	-	-	(2,500)	-	(249,450)
Loss on derivatives	(432,129)	-	(3,036,832)	-	(3,168,491)
Interest expense	(440,285)	(305,537)	(1,380,403)	(561,843)	(2,189,068)
Exchange loss	-	-	-	(1,089)	(3,811)
TOTAL OTHER INCOME (EXPENSE)	(872,414)	(305,537)	(4,419,735)	(562,932)	(5,455,820)

NET LOSS	$(1,323,767	$(450,003)	$(5,945,562)	$(1,199,764)	(11,046,781)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(40,941)	(34,532)	(156,360)	(98,358)	(760,852)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(1,282,826)	$(415,471)	$(5,789,202)	$(1,101,406)	$(10,285,929)

COMPREHENSIVE LOSS
Change in market value of securities	-	(500)	-	(17,000)	-

COMPREHENSIVE LOSS	$(1,323,767)	$(450,503)	$(5,945,562)	$(1,216,764)	$(11,046,781)

LOSS PER COMMON SHARE:
Loss per common share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Comprehensive loss per common share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	552,769,140	311,291,339	525,617,057	208,122,630

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
	Nine Months Ended		From Inception
	April 30,		(March 28, 2007)
	2014	2013	to April 30, 2014
OPERATING ACTIVITIES:

Net loss	$(5,945,562)	$(749,761)	$(11,046,781)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation	2,261	-	3,909
Debt forgiven	(76,557)	-	(76,082)
Gain on sale of property	-	-	91,950
Loss on investment	2,500	-	2,500
Stock based compensation, consulting services	103,312	191,183	1,394,298
Stock issued for financing cost	998,015	112,500	1,133,015
Impairment on assets	-	-	814,950
Loss on derivative	3,036,832		3,168,491
Amortization of financing fees	621,651	171,495	1,421,935
Changes in net assets and liabilities -
Accrued interest	38,235	34,510	130,179
Prepaid expense	(22,228)	(1,909)	(22,411)
Inventory	(304,957)		(304,957)
Unamortized fees	(28,306)	35,487	(76,599)
Accounts payable	98,411	22,204	288,093
Accounts payable – related parties	2,087	30,000	171,666
NET CASH USED IN OPERATING ACTIVITIES	(1,474,306)	(154,291)	(2,805,844)

INVESTING ACTIVITIES:
Proceeds on sale of property	-	-	-
Cash paid for acquisitions	(35,333)	-	(760,520)
Cash paid for investment	(50,000)		(50,000)
Cash paid for fixed assets	(11,498)		(11,498)
Cash received from Stockpile Reserves, LLC Acquisition	-	1,748	3,555
Loan to other entity	-	-	(42,975)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(96,831)	1,748	(861,438)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	244,000	-	810,500
Proceeds from notes/loans payable	1,294,648	135,000	2,811,814
Proceeds from related party debt	71,187	70,839	299,658
Payments on related party debt	(35,965)	(14,250)	(129,945)
Payments on notes payable	-	(73,000)	(103,000)
Deferred offering costs	-	-	(13,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,573,010	118,589	3,674,417

NET INCREASE (DECREASE) IN CASH	2,733	(33,954)	7,995
CASH – BEGINNING OF PERIOD	5,262	35,984	-
CASH – END OF PERIOD	$7,995	$2,030	$7,995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-
Tax	$-	$-	$-
Net liability assumed through Stockpile Reserves, LLC acquisition	$-	$-	$41,236
Note payable settled with convertible note	$50,000	$-	$-
Accounts payable settled with convertible note	$105,868	$-	$-
Unamortized financing fees	$-	$-	$(15,000)
Shares issued for acquisition (see Note 1)	$-	$(234,910)	$-
Shares issued for prepaid	$8,438	$-	$73,077
Shares issued for conversion of debt and accrued interest	$2,534,791	$146,553	$1,966,8453
Convertible note issued for prepaid	$-	$-	$135,000
Shares issued for deposit on mineral property	$-	$-	$79,950

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies

Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

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

On December 22, 2009, the Company declared a 27 for 1 forward stock split of its authorized and issued and outstanding common stock. The Company’s authorized common stock increased from 20,000,000 shares of common stock with a par value of $0.001 to 540,000,000 shares of common stock with a par value of $0.001. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of March 28, 2007, the date of our inception, and in all shares and per share data in the financial statements. On August 20, 2013, the Company’s authorized common stock increased from 540,000,000 shares of common stock with a par value of $0.001 to 1,080,000,000 shares of common stock with a par value of $0.001.  On July 2, 2013, the board of directors of First Liberty Power Corp. (“Company”) approved, and on August 30, 2013, the shareholders of the Company approved, an amendment to the Company’s Articles of Incorporation, permitting the creation of up to 10,000,000 shares of “blank check” preferred stock, par value of $0.001 per share (the “Blank Check Preferred Shares”) which may be issued in one or more classes or series, with such rights, preferences, privileges and restrictions as may be fixed by the Company’s Board of Directors.  On March 30, 2014, the board of directors approved, and on April 4th the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, which sets forth the rights, preferences and privileges of a class of the Company’s preferred stock.  Such class was designated as the “Series A Preferred Stock” and the number of shares constituting such series was 5,000,000 shares.

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

Effective February 8, 2011, the Company acquired 500,000 shares of New America Energy common stock pursuant to an Agreement between the Company, New America Energy and GeoXplor (refer to Note 3 and 7) for the deemed value of $250,000. The equity investment will be periodically reviewed to determine if impairment is required. During the nine months ended April 30, 2014, the Company realized $2,500 in loss on investment. The Company has realized a total of $249,450 in loss on investment as of April 30, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2014, and July 31, 2013, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Organization and summary of significant accounting policies (continued)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2014 and July 31, 2013, and expenses for the quarters ended April 30, 2014, and 2013, and cumulative from inception.  Actual results could differ from those estimates made by management.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of April 30, 2014, there have been no asset retirement obligations recorded.

Cost-Basis Method Valuation

The Company’s non-marketable equity investment is recorded using the cost-basis method of accounting, and is classified as a long-term asset on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity.  See Note 7, “Investment in Covalent Energy” for more information.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception of $11,046,781 and has no revenues to offset its operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Under the new Lithium Agreement, the Company is required to pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $725,000, undertake the issuance of 2,000,000 Shares, and expend not less than One Million Five-Hundred Thousand Dollars ($1,500,000) in Mineral Exploration and Development Testing ("Work").

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

Under the Fencemaker Agreement, the Company is required to issue to G8MI a total of 83,000,000 shares of its Common Stock, which stock has been issued; deliver to G8MI cash payments of $100,000, which payments have been completed, and; the Company is required to undertake certain payments to G8 Minerals aggregating a total of $2,000,000 for associated property payments and exploration costs.  As of April 30, 2014, the Company has paid $934,266 to G8 Minerals.

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

Under the San Juan Agreement, the Company is required to pay GeoXplor in consideration of the grant of the exploration license and other rights granted under this Agreement a total of $500,000, issue 3,000,000 Shares, and expend not less than One Million Five-Hundred Thousand Dollars ($1,000,000) in Mineral Exploration and Development Testing.

 The Company is not going to pursue renewal on this property due to focus on Fencemaker and others.

D) Arabia Agreement:

On April 4, 2014, we entered into an 10 year term exploration and mining lease earn-in purchase agreement with Renaissance Exploration, Inc. (“Arabia Agreement”). Under this Agreement, we have been granted the exclusive right to explore, evaluate, and develop the mineral property and to earn a 100% undivided interest in the mineral property. The mineral property encompasses 21 Unpatented and 7 patented mining claims and 8 patented leasing claims located in the Pershing County, Nevada for gold, silver, platinum, antimony, mercury, copper, lead, zinc, and all other minerals elements and mineral compounds.

Under the Arabia Agreement, the Company is required to pay Renaissance Exploration a) an amount of $10,000 plus reimbursement costs of all mining claim maintenance and lease fees paid in the past year and a commitment to pay the 2014 claim and lease fees prior to the effective date (the “Payment).  In addition, in order to vest 100% interest in the property, the Company is also required to pay b) $22,500 at the beginning of month 4, 7, 9, 11 in the first year of agreement as well as to pay all land maintenance and obligation costs 60 days prior to their due date, and c) a minimum of $50,000 in exploration and development expenses within each of the first two years of the ten year term.  As of April 30, 2014, The Company has paid a total of $35,333, which consisted of $12,833 related to reimbursement costs of all mining claim and lease fees and $22,500 related to the month 4 payment.

Note 4 – Convertible notes payable

Convertible debentures treated as original issue discount as per ASC 480 consisted of the following:
	Balance at	Balance at
	4/30/2014	7/31/2013

Note issued July 19, 2012 with interest at 8% per annum. Principal and interest are due on April 19, 2013. The conversion price shall be equal to 65% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	$-	$17,049

Note issued February 07, 2013 with interest at 8% per annum. Principal and interest are due on October 29, 2013. The conversion price shall be equal to 65% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	-	47,414

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 – Convertible notes payable (continued)
Note issued October 21, 2013 with interest at 6% per annum. Principal and interest are due on October 21, 2014. The conversion price shall be equal to 65% multiplied by the average of the two closing prices during the five (5) trading days prior to the conversion notices.	113,847	-

Note issued March 4, 2013 with interest at 8% per annum. Principal and interest are due on December 31, 2013. The conversion price shall be equal to 50% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	-	50,000

Note issued April 12, 2013 with interest at 8% per annum. Principal and interest are due on December 31, 2013. The conversion price shall be equal to 50% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	-	70,000

Note issued December 9, 2013 with interest at 12% per annum. Principal and interest are due on September 4, 2014. The conversion price shall be equal to 60% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	92,592	-

Note issued February 5, 2013 with interest at 12% per annum. Principal and interest are due on March 27, 2013. The conversion price shall be equal to 58% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.		33,000

Note issued February 20, 2014 with interest at 12% per annum. Principal and interest are due on February 20, 2015. The conversion price shall be equal to 60% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	92,592	-

Note issued March 12, 2013 with interest at 12% per annum. Principal and interest are due on October 5, 2013. The conversion price shall be equal to 58% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.		33,000

Note issued August 31, 2012 with interest at 10% per annum. Principal and interest are due on February 8, 2013. The conversion price shall be equal to a fixed price of $0.02.		20,000

Balance of convertible debentures treated as original issued discount	299,031	270,463

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 – Convertible notes payable (continued) Convertible debentures with bifurcated derivative liability under ASC 815 consisted of the following:

Note issued November 18, 2013 with interest at 8% per annum. Principal and interest are due on August 20, 2014. The conversion price shall be equal to 58% multiplied by the average of the three lowest closing prices during the ten (10) trading days prior to the conversion notices.	$63,000	$-

Note issued March 03, 2014 with interest at 8% per annum. Principal and interest are due on December 05, 2014. The conversion price shall be equal to 58% multiplied by the average of the three lowest closing prices during the ten (10) trading days prior to the conversion notices.	63,000	-

Note issued October 08, 2013 with interest at 8% per annum. Principal and interest are due on July 04, 2014. The conversion price shall be equal to 55% multiplied by the average of the two lowest closing prices during the ten (10) trading days prior to the conversion notices.	25,000	-

Note issued November 08, 2013 with interest at 10% per annum. Principal and interest are due on August 08, 2014. The conversion price shall be equal to 60% multiplied by the average of the two price during the ten (10) trading days prior to the conversion notices.	51,500	-
Note issued March 17, 2014 with interest at 10% per annum. Principal and interest are due on March 17, 2015. The conversion price shall be equal to 60% multiplied by the average of the two price during the ten (10) trading days prior to the conversion notices.	60,000	-

Note issued December 04, 2013 with interest at 10% per annum. Principal and interest are due on December 04, 2014. The conversion price shall be equal to 60% multiplied by the lowest price during the ten (10) trading days prior to the conversion notices.	84,249	-

Note issued January 09, 2014 with interest at 10% per annum. Principal and interest are due on January 09, 2015. The conversion price shall be equal to 65% multiplied by the lowest price during the ten (10) trading days prior to the conversion notices.	50,000	-

Note issued May 21, 2013 with interest at 10% per annum. Principal and interest are due on May 21, 2014. The conversion price shall be equal to 50% multiplied by the lowest price during the twenty (20) trading days prior to the conversion notices.	-	125,000

Note issued October 21, 2013 with interest at 10% per annum. Principal and interest are due on October 21 2014. The conversion price shall be equal to 60% multiplied by the lowest closing prices during the ten (10) trading days prior to the conversion notices.	130,000	-

FIRST LIBERTY POWER CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 – Convertible notes payable (continued)
Note issued January 09, 2014 with interest at 10% per annum. Principal and interest are due on January 09, 2015. The conversion price shall be equal to 65% multiplied by the lowest price during the ten (10) trading days prior to the conversion notices.	35,000	-

Note issued April 26, 2013 with interest at 8% per annum. Principal and interest are due on December 18, 2014. The conversion price shall be equal to a fixed price of $0.015.	287,188	260,739

Balance of convertible debentures treated as derivative liabilities	848,937	385,739

Total convertible debentures as of April 30, 2014 and July 31, 2013	$1,147,968	$656,202

Total unamortized discount as of April 30, 2014 and July 31, 2013	(539,853)	(326,682)
Convertible debentures, net as of April 30, 2014 and July 31, 2013	$608,115	$329,520

Derivative liabilities as of April 30, 2014 and July 31, 2013	$2,638,010	$342,398

Debt Conversion Features

In connection with the August 13, 2013, September 25, 2013, November 18, 2013, October 8, 2013, September 12, 2013, November 08, 2013, December 04, 2013, October 9, 2013, October 21, 2013, two notes dated January 09, 2014, the May 21, 2013, the April 26, 2013, March 03, 2014, and March 17, 2014 Secured Convertible Notes, the notes included a Debt Conversion Feature (see Note 4). The relative fair value of the Debt Conversion Features as of April 30, 2014 was estimated, using Level 3 inputs, at $944,052 using a Black-Scholes model with the following assumptions: expected volatility of 175.10% , risk free interest rate of 0.13%, expected life of 1 year and no dividends. Expected volatility was based on the historical volatility of the Company.

As of April 30, 2014 and July 31, 2013, the Company accrued $63,206 and $21,985 interest payable related to the convertible notes payable, respectively; and unamortized financing fees of $85,563 and $57,257, respectively. During the nine months ended April 30, 2014, the Company incurred $1,341,057 interest expense and $410,070 financing expense related to the convertible notes payable.

Tonaquint Convertible Note Warrants

In connection with the Convertible Note offering on April 26, 2013, the Company issued 47,457,627 Convertible Note Warrants. The Convertible Note Warrants are exercisable at $0.25.   The relative fair value of the warrants as of April 30, 2014 was estimated at $963,705 using a Black-Scholes model with the following assumptions: expected volatility of 175.10%, risk free interest rate of 0.10%, expected life of 1 year and no dividends. Expected volatility was based on the historical volatility of the Company.  The loss on derivative liability and interest expense for the quarter ended April 40, 2014 have been included in the loss on derivative liability and interest expense for the debt conversion features as noted above.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions

On May 3, 2010, the Company entered into a consulting agreement with Mr. John Hoak, wherein Mr. Hoak agreed to provide, among other things, consulting services to the Company. The agreement was effective March 24, 2010 and continued to March 24, 2012. In consideration for agreeing to provide such consulting services, on May 3, 2010, we issued to Mr. Hoak 250,000 shares of our common stock valued at $187,500, which had been fully earned and expensed as of March 24, 2012. The agreement also contained a provision for the cash payment of $2,500 a month during the term of the agreement. Mr. Hoak resigned as a director in March 2012. The Company has recorded a due to related party to Mr. Hoak of $55,798 and $55,798 as of April 30, 2014 and July 31, 2013, respectively.

As of January 31, 2014, the Company has a payable of $46,100 to a former officer and Director of the Company, which consists of an outstanding loan amount to the Company of $9,910 and expenses paid by this former officer and Director on behalf of the Company for a total of $36,190. The loan is unsecured, non-interest bearing, and has no specific terms for repayment.

On November 29, 2010, Mr. Don Nicholson was appointed as a member of the board of directors of the Company, and on December 28, 2010, effective January 1, 2011; Mr. Nicholson was appointed Chief Executive Officer, President, and Secretary-Treasurer. The Company entered into an agreement on July 2, 2011, effective November 15, 2010, with LTV International Holdings Ltd. (“LTV”), to provide management services to the Company over a two year period. The terms of which required the issuance of 5,000,000 shares to LTV, issued on July 15, 2011 valued at $750,000, and a monthly fee of $2,500 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. During each period,  compensation expense was determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from the prepaid expense (initially $750,000 from the initial issuance) accordingly each period. The Company has recorded a total of $109,375 and $187,500 as consulting expenses during the six months ended January 31, 2013 and 2012, leaving a prepaid expense balance of $0 and $109,375 as of January 31, 2013 and July 31, 2012, respectively. As of January 31, 2013, there are no outstanding amounts owing under this agreement.  On December 1, 2012, the Company entered into a new consulting agreement with LTV to provide management services to the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to LTV. Mr. Don Nicholson is the designated service provider under the agreement with LTV. For the nine months ended April 30, 2014, an amount of $45,000 was recorded by the Company as management consulting expense and $35,091 was paid in the form of cash and $35,000 was paid in the form of common stock.  As of April 30, 2014, an amount of $10,703 has been accrued as accounts payable to related party for LTV.

On April 1, 2012, the Company entered into a consulting agreement with Mr. Robert B. Reynolds Jr., wherein Mr. Reynolds agreed to provide, among other things, services associated with performing duties associated with being a director of the Company. The agreement was effective April 1, 2012, and continues to March 30, 2013. In consideration for agreeing to provide such services, in April 2012, we issued to Mr. Reynolds 250,000 shares of our common stock, valued at $11,500. During each period, the compensation expense is determined based on the number of days for which services were provided relative to 365 days, multiplied by the common stock valuation. This amount is deducted from prepaid expense accordingly in each period, which amount of $2,889 was recorded as consulting expense during the quarter ended January 31, 2013, leaving a prepaid expense balance of $1,889.  On December 1, 2012, the Company entered into a new consulting agreement with Mr. Reynolds for services associated with performing duties of being a director of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Reynolds. For the nine months ended April 30, 2014, an amount of $45,000 was recorded by the Company as management consulting expense and $21,500 was paid in the form of cash and $21,500 was paid in the form of common stock.  As of April 30, 2014, an amount of $27,945 has been accrued as accounts payable to related party for Mr. Reynolds.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Related parties transactions (continued)

On June 12, 2012, the Company entered into a loan agreement with Sanning Management, Ltd., wherein Sanning Management agrees to loan a sum of $119,000 to the Company with interest at the rate of eight percent (8%) per annum, until the maturity date of June 12, 2014. As of April 30, 2014, the Company has a note payable to Sanning Management of $99,025 and accrued interest of $14,911.  Sanning Management is the 100% owner of Group8 Mining Innovations, which Group8 Mining Innovations was the 100% owner of Group8 Mineral prior to the acquisition and is currently the 19% owner post-acquisition.

On December 1, 2012, the Company entered into a consulting agreement with Mario Beckles for services associated with performing duties of being a chief financial officer of the Company over a one year period. The terms of which require a monthly fee of $5,000 payable to Mr. Beckles. For the six months ended January 31, 2014, an amount of $45,000 was recorded by the Company as management consulting expense and the Company has paid $26,284 in cash. As of April 30, 2014 an amount of $38,148 has been accrued as accounts payable to related party for Mr. Beckles.

On November 1, 2013, the Company entered into a consulting agreement with G8 Mining Innovations Corp. to provide services to the Company over a one year period. These services include bringing on line the Company’s Fencemaker mine and Lovelock Mill, including the specification and design/development of the mill sight equipment, additional mine site equipment, potential project development, outside of Antimony projects. The terms of which require a monthly fee of $20,000 payable to G8MI. For the nine months ended April 30, 2014, an amount of $120,000 was recorded by the Company as management consulting expense and $120,000 was paid in the form of cash.

On April 29, 2014, the Company entered into a consulting agreement with Mr. Jimmy Triketiotis. to provide services to the Company over a one year period. These services include performing duties as a chief operating officer and will oversee all aspects of First Liberty’s mining, milling, sales and logistcs. The terms of which require a monthly fee of $5,000 payable to Mr. Triketiotis. For the nine months ended April 30, 2014, nothing has been accrued or paid to Mr. Triketiotis.

Note 6 – Capital Stock

Common Stock Issuances

The Company is authorized to issue 540,000,000 shares of $.001 par value common stock. On August 20, 2013, the Company’s authorized common stock increased from 540,000,000 shares of common stock with a par value of $0.001 to 1,080,000,000 shares of common stock with a par value of $0.001. As of April 30, 2014 and July 31, 2013, 630,802,235 and 466,752,425 shares were issued and outstanding, respectively.

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

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 7 –Capital Stock (continued)

On December 3, 2013, the Company issued 625,000 shares of restricted common stock to Integrative Business Alliance as compensation for services. The shares were valued at $32,500 based on the closing price on the grant date.

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

On February 21, 2014,  March 21, 2014 and April 21, 2014 the Company issued 416,667 on each of the three dates for a total of 1,250,000 shares of restricted common stock to Murdock Capital Partners as compensation for services. The shares were valued at $22,917 based on the closing price on the grant date.

During the nine months ended April 30, 2014 the Company issued a total of 25,430,233 shares directly related to common stock issued under notice of warrant cashless exercise, which were valued at $587,884.

During the nine months ended April 30, 2014 the Company issued a total of 115,208,260 shares directly related to debt conversions of principal amount totaling to $843,995, which were valued at $2,534,790.

Series A Preferred Stock

On March 30, 2014, the board of directors approved, and on April 4th the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, which sets forth the rights, preferences and privileges of a class of the Company’s preferred stock.  Such class was designated as the “Series A Preferred Stock” and the number of shares constituting such series was 5,000,000 shares.  Holders of Series A Preferred Stock will be entitled to a preference over all of the shares of the Company’s common stock of the Company and shall rank pari passu with any other series of the Company’s Preferred Stock.   The holders of common stock and the holders of Series A preferred stock vote together as a single class with the holders of the Series A preferred stock having eighty (80) votes per share of Series A preferred stock and the holders of common stock having 1 vote per share of common stock. The shares of Series A Preferred Stock shall be convertible, at any time, and/or from time to time, with each one (1) Series A preferred share convertible into one (1) share of the Company's common stock, par value $0.001 per share.  No shares of Series A preferred stock have been issued as of the filing date of this report.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 7 –Marketable securities and investments

The following is a summary of available-for-sale marketable securities as of April 30, 2014 and July 31, 2013:

	April 30, 2014
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

Effective January 27, 2013, the Company entered into an agreement to purchase a 1.4% net revenue interest in Covalent Energy International, Inc. (Covalent) for $50,000.  As of April 30, 2014, the Company has paid $50,000.  Covalent has had no operations to date.

Note 8 –Inventory

Inventories are stated at the lower of cost or market, with cost determined on an average cost basis. Inventory balances are as follows:

	April 30, 2014	July 31, 2013
Finished goods	$-	$-
Work in process	304,957	-
Raw materials	-	-
Total	$304,957	$-

Note 9 – Installment Notes Payable

As a result of the acquisition of G8MI on August 22, 2012, the company assumed an installment notes payable associated with a property purchase agreement (”Agreement”) from Dan Crofoot and Chaowalit Pullapat. The agreement was for the purchase of two parcels of property, located at 5833 and 5815 Upper Valley Road, Lovelock NV 89419.  The properties are currently occupied by Stockpile Reserves, LLC. The total purchase of the properties is $495,000 to be paid over 20 months from the date of the agreement.  The payment terms were as follows: $25,000 2 days from signing of the agreement, $26,000(consisting of principal of $25,000 and interest of $1,000) during each of the months 2 through 19; and a final payment of $21,000 on month 20.   Since the assumption of the Note payble, the company has paid a total of $103,000 in cash.

FIRST LIBERTY POWER CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 9 –Installment Notes Payable (continued)

 On December 21, 2012 the company was issued a notice of default as result of not being able to make the prescribed payment schedule.  As of April 30, 2014, the company has an outstanding balance of $392,000 and accrued interest of $15,000.  The company is currently in negotiations with the sellers to resolve the unpaid balance.

Note 10 –Subsequent note

Subsequent to the quarter ended April 30, 2014 and as of the date of this report the Company issued a total of 21,546,459 shares directly related to debt conversions and 8,000,000 directly related to exercises of warrant notices.

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

On April 4, 2014, we entered into a 10 year term exploration and mining lease earn-in purchase agreement with Renaissance Exploration, Inc. (“Arabia Agreement”). Under this Agreement, we have been granted the exclusive right to explore, evaluate, and develop the mineral property and to earn a 100% undivided interest in the mineral property. The mineral property encompasses 21 Unpatented and 7 patented mining claims and 8 patented leasing claims located in the Pershing County, Nevada for gold, silver, platinum, antimony, mercury, copper, lead, zinc, and all other minerals elements and mineral compounds.

The claims identified in the Lithium and Arabia Agreements are situated on undeveloped raw land.  Exploration work has been undertaken on all of the claims, and we intend to undertake further exploration in anticipation of finding commercially viable deposits of Lithium brine.  In respect to these exploration properties, exploration will continue to be our principal activity, until and if our minerals of interest are discovered in commercially viable quantities, which would then become development projects.   For the Fencemaker Project and related milling operation, the Company has been able to commence mining through SRL, initially on a trial scale during the fiscal quarters ended January 2014.   Based on those results, we would anticipate being able to ramp up to the permitted capacity of 36,500 tonnes/year of ore through 2014. We expect to commence the related milling operation through CNPC during fourth quarter 2014.

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

Material Changes in Financial Condition

Liquidity & Capital Resources

Cash Flow and Working Capital

As of April 30, 2014, we had cash and cash equivalents of approximately $7,995 and a working capital deficit of approximately $3.9 million as compared to cash and cash equivalents of $5 thousand and working capital deficit of $1.8 million as of July 31, 2013. Our working capital deficit as of April 30, 2014 included $2.6 million in derivative liability, $79 thousand in accounts payable to related parties, $392 thousand to an external note holders, $608 thousand of convertible notes payable, $78 thousand in accrued interest and $209 thousand in accounts payable, offset by $305 thousand in inventory, $31 thousand in prepaid expense and $86 thousand in unamortized financing fees.

Operating Activities

During the nine months ended April 30, 2014, operating activities used $1.4 million in cash, while for the nine months ended April 30, 2013 operating activities used $154 thousand in cash. We incurred additional mining contractor costs fees associated with increased mining activity at Stockpile Reserves, LLC, during the Q1 and Q2 of $39 thousand, increased professional service fees of $274 thousand during the quarter, increased management consulting fees of $269 thousand during the nine months, increased exploration expense of $217 thousand during the nine months, increased travel expenses during the current quarter as well as increased amortization of financing fees of $440 thousand during the quarter.

Investing Activities

During the nine months ended April 30, 2014, we used approximately $96 thousand in cash in investing activities, principally for the purchase of additional fixed assets at our subsidiary Stockpile Reserves, LLC, purchase of our interest in the Arabia property and for the last purchase payment of our investment in Covalent.

Financing Activities

During the nine months ended April 30, 2014, our financing activities provided $1.5 million compared to $119 thousand for the nine months ended April 30, 2013. The cash provided during the 2013-2014 period resulted from proceeds of $1.3 million from the proceeds from borrowing on convertible notes, and $244 thousand from the sales of common stock.

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

Results of Operations

Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013:

Total Revenues

   Revenues were $0 since inception.    The Company did undertake a trial shipment in this current reporting quarter, for which the amount of $17,000 was invoiced and entered into accounts receivable in the fourth quarter.  We received a partial payment of $8,500 subsequent to April 30, 2014.   The balance of the payment is subject to final analysis of the ore shipped by the customer, and the amount of revenue to be recognized in the fourth fiscal quarter will be determined at that time.

Management and Consulting Fees

Our management and consulting fees were approximately $109 thousand for the three months ended April 30, 2014 and $48 thousand for the three months ended April 30, 2013. The increase is due to a management fee accrual for our CEO, CFO and VP of Operations during the three month period ended April 30, 2014 and the new consulting agreement entered  into with a related party, which the Company incurred $109 thousand during the three month period ended April 30, 2014.

Professional Fee Expense

Our professional fee expense for the three months ended April 30, 2014 was approximately $274 thousand. For the same period in 2013, our professional fee expense was approximately $82 thousand. The increase is primarily due to increased financing fees of $685 thousand associated with new convertible notes entered into during the quarter.

General and Administrative Expense

General and administrative expenses were approximately $29 thousand and $13 thousand during the three months ended April 30, 2014 and 2013, respectively. The increase is due to increased travel expenses by management because of operational activity associated with management travel to and from the Fencemaker site and $50 thousand investor relations expense associated with bringing on new advisors such as Murdoch Capital Partners.

Operating Loss

Our operating loss was approximately $451 thousand in the 2014 period versus a loss of approximately $144 thousand in the 2013 period. The increase in the operating loss is due primarily to increased financing fees associated with convertible notes as well as the addition of two new advisors, Murdoch Capital Partners and Integrative Business Alliance and increased travel expenses.

Interest Expense

Our interest expense was approximately $440 thousand in the 2014 period versus approximately $305 thousand in the 2013 period. The increase in the interest expense is due primarily to a increase in the number of convertible notes issued during the quarter compared to the 2013 period.

Nine Months Ended April 30, 2014 Compared to Nine Months Ended April 30, 2013:

Total Revenues

    Revenues were $0 since inception. The Company did undertake a trial shipment in this current reporting quarter, for which the amount of $17,000 was invoiced and entered into accounts receivable in the fourth quarter. We received a partial payment of $8,500 subsequent to April 30, 2014. The balance of the payment is subject to final analysis of the ore shipped by the customer, and the amount of revenue to be recognized in the fourth fiscal quarter will be determined at that time.

Management and Consulting Fees

Our management and consulting fees were approximately $269 thousand for the nine months ended April 30, 2014 and $193 thousand for the nine months ended April 30, 2013. The increase is due primarily to an accrual of $45 thousand associated with consulting fees to our CEO, CFO and VP of Operations and the new consulting agreement entered with a related party, which the Company incurred $109 thousand during the three month period ended April 30, 2014 offset by the completion of the amortization of prepaid consulting fees of $93 thousand associated with our CEO which ended during the previous year.

Professional Fee Expense

Our professional fee expense for the nine months ended April 30, 2014 was approximately $730 thousand. For the same period in 2013, our professional fee expense was approximately $265 thousand. The increase is primarily due to an increase in financing fees associated with new convertible notes entered into during the quarter of $440 thousand during the current period ended April 30, 2014 and increased consulting fees of $126 thousand at Stockpile Reserves LLC and increased accounting, legal and consulting fees of $183 thousand.

General and Administrative Expense

General and administrative expenses were approximately $309 thousand and $178 thousand during the nine months ended April 30, 2014 and 2013, respectively. The increase in the general and administrative is due primarily to increased travel expenses as well as investor relations expense associated with the addition of two new advisors, Murdoch Capital Partners and Integrative Business Alliance and increased equipment rental due to increased mining activity at Fencemaer.

Operating Loss

Our operating loss was approximately $1.5 million in the 2014 period versus a loss of approximately $636 thousand in the 2013 period. The increase in the operating loss is due primarily to increased financing fees of $685 thousand, increased investor relations expense associated with adding Murdoch Capital Partners and Integrative Business Alliance of $70 thousand, increased management and consulting fees related to third party consulting fees of $219 thousand, increased exploration activity of $206 thousand and increased consulting fees associated with increased operational activity of Fencemaker of $127 thousand.

Interest Expense

Our interest expense was approximately $1.3 million in the 2014 period versus approximately $562 thousand in the 2013 period. The increase in the interest expense is due primarily to an increase in the number of convertible notes issued during 2014.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2043, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2014:

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

Management's Remediation Initiatives

As of April 30, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who played a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

On February 21, 2014, March 21, 2014 and April 21, 2014 the Company issued 416,667 on each of the three dates for a total of 1,250,000 shares of restricted common stock to Murdock Capital Partners as compensation for services. The shares were valued at $22,917 based on the closing price on the grant date.

During the nine months ended April 30, 2014 the Company issued a total of 25,430,233 shares directly related to common stock issued under notice of warrant cashless exercise, which were valued at $587,884.

During the nine months ended April 30, 2014 the Company issued a total of 115,208,260 shares directly related to debt conversions of principal amount totaling to $843,995, which were valued at $2,534,790.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

#	Exhibit	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
3.2	Bylaws.	Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on Nov 13, 2007
10.1	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.2	Purchase Agreement dated effective December 24, 2009 between GeoXplor Corp. and Quuibus Technology Inc.	Incorporated by reference to Form 8-K filed with the SEC on January 21, 2010.
10.3	Consulting Agreement between First Liberty and John Rud dated March 1, 2010	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.4	Unsecured promissory notes in the amount of $200,000 and $50,000 dated December 24, 2009 and March 15, 2010 respectively	Incorporated by reference to Form 10-K/A3 filed with the SEC on November 14, 2011
10.5	Consulting Agreement between First Liberty and John H. Hoak dated May 3, 2010	Incorporated by reference to Form 8-K filed with the SEC on August 4, 2010.
10.6	Property assignment and acquisition agreement between First Liberty, GeoXplor and New America dated February 3, 2011	Incorporated by reference to Form 8-K filed with the SEC on February 7, 2011
10.7	Extension agreement between First Liberty, GeoXplor Corp. And New America Energy Corp. dated effective May 31, 2011	Incorporate by reference to Form 8-K filed with the SEC on August 4, 2011
10.8	Consulting Agreement dated effective November 15, 2010 between LTV International Holdings and First Liberty dated July 2, 2011.	Incorporated by reference to Form 10-K filed with the SEC on November 15, 2011
10.9	Letter of Agreement dated effective December 15, 2011, between GeoXplor and the Company	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.10	Loan Conversion Agreement dated effective December 23, 2011 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.11	Note Purchase Agreement dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.12	Secured Convertible Promissory Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.13	Security Agreement for Note #1 dated February 23, 2012 between the Company and lender	Incorporated by reference to Form 10-Q filed with the SEC on March 16, 2012.
10.14	Consulting Agreement dated effective April 1, 2012 between First Liberty and Mr. Robert Reynolds	Incorporated by reference to Form 8-K filed with the SEC on April 17, 2012.
10.15	Purchase Agreement dated May 31, 2012, effective March 15, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on June 4, 2012.
10.16	Purchase Agreement dated Aug 19, 2012, between Group8 Mining Innovations, Group8 Minerals, and the Company	Incorporated by reference to Form 8-K filed with the SEC on August 28, 2012.
10.18	Purchase Agreement dated November 6, 2012, between the Company and GeoXplor Corp.	Incorporated by reference to Form 8-K filed with the SEC on November 19, 2012.
10.19	Exploration and Mining Lease Earn-in to Purchase Agreement effective April 04, 2014	Incorporated by reference to Form 8-K filed with the SEC on April 08, 2014.
10.20	Designation of Series A Preferred Stock filed with the Nevada Secretary of State on April 04, 2014	Incorporated by reference to Form 8-K filed with the SEC on June 05, 2014.

31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIBERTY POWER CORP.

Date:	June 23, 2014	By:	/s/ Don Nicholson
		Name:	Don Nicholson
		Title:	President, Director, Principal Executive Officer

Date:	June 23, 2014	By:	/s/ Mario Beckles
		Name:	Mario Beckles
		Title:	Principal Financial and Accounting Officer